Form 10-Q
period 2005-03-31
FTD Group, Inc.
filed 2005-05-13
CIK 1283157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            to

Commission File Number

001-32425

FTD Group, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	87-0719190
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3113 WOODCREEK DRIVE

DOWNERS GROVE, IL 60515-5420

(Address of Principal Executive Offices)

(630) 719-7800

 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of May 9, 2005, there were 29,451,791 outstanding shares of the Registrant’s common stock, par value $.01 per share.

FTD GROUP, INC.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

FTD GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2005	June 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,428	$2,491
Restricted cash	—	7,261
Accounts receivable, less allowance for doubtful accounts of $6,103 at March 31, 2005 and $5,067 at June 30, 2004	32,014	27,572
Inventories, net	7,270	9,392
Deferred income taxes	3,942	4,296
Prepaid expenses and other current assets	11,611	10,312
Total current assets	61,265	61,324

Property and equipment:
Land and improvements	1,380	1,380
Building and improvements	14,286	14,196
Furniture and equipment	5,263	4,771
Total	20,929	20,347
Less accumulated depreciation	3,243	1,136
Property and equipment, net	17,686	19,211

Other assets:
Other noncurrent assets, net	28,296	28,907
Other intangible assets, less accumulated amortization of $2,743 at March 31, 2005 and $834 at June 30, 2004	18,030	11,673
Trademark	121,577	121,577
Goodwill	337,414	337,196
Total other assets	505,317	499,353
Total assets	$584,268	$579,888
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$43,427	$41,311
Customer deposits	5,202	5,441
Unearned income	2,556	2,059
Other accrued liabilities	13,015	23,217
Current maturities of long-term debt	5,733	850
Total current liabilities	69,933	72,878

Senior secured credit facility	80,300	83,938
Senior subordinated notes	170,117	175,000
Post-retirement benefits and accrued pension obligations	2,549	2,717
Deferred income taxes	60,666	57,814
Junior preferred stock subject to mandatory redemption	—	75,780
Senior preferred stock subject to mandatory redemption	—	76,299

Stockholders’ equity:
Common stock: $0.01 par value, 75,000,000 shares authorized; 29,451,791 and 13,333,339 shares issued and outstanding as of March 31, 2005 and June 30, 2004, respectively	295	133
Paid-in capital	232,738	39,867
Accumulated deficit	(32,473)	(4,497)
Accumulated other comprehensive income (loss)	143	(41)
Total stockholders’ equity	200,703	35,462
Total liabilities and stockholders’ equity	$584,268	$579,888

See accompanying Notes to Consolidated Financial Statements.

FTD GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31, 2005	Period from February 24, 2004 through March 31, 2004	Period from January 1, 2004 through February 23, 2004
			Predecessor
Revenues:
Products	$78,425	$21,087	$53,372
Services	46,467	9,893	21,936
Total revenues	124,892	30,980	75,308

Costs of goods sold and services provided:
Products	67,214	15,407	41,315
Services	5,026	1,596	3,336
Total costs of goods sold and services provided	72,240	17,003	44,651

Gross profit:
Products	11,211	5,680	12,057
Services	41,441	8,297	18,600
Total gross profit	52,652	13,977	30,657

Operating expenses:
Advertising and selling	22,671	5,829	15,098
General and administrative	26,488	5,372	30,856
Total operating expenses	49,159	11,201	45,954

Income (loss) from operations	3,493	2,776	(15,297)

Other income and expenses:
Interest income	(299)	(61)	(9)
Interest expense	5,395	3,959	87
Interest expense and prepayment fees on shares subject to mandatory redemption	24,684	1,901	—
Other (income) expense, net	(100)	33	364
Total other expenses, net	29,680	5,832	442

Loss before income tax	(26,187)	(3,056)	(15,739)

Income tax benefit	(602)	(452)	(3,788)

Net loss	$(25,585)	$(2,604)	$(11,951)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	1	(24)

Comprehensive loss	$(25,585)	$(2,603)	$(11,975)

Net loss per common share - basic	$(1.14)	$(0.20)
Net loss per common share - diluted	$(1.14)	$(0.20)

Weighted average shares of common stock outstanding - basic	22,493	13,333
Weighted average shares of common stock outstanding - diluted	22,493	13,333

See accompanying Notes to Consolidated Financial Statements.

FTD GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Nine Months Ended March 31, 2005	Period from February 24, 2004 through March 31, 2004	Period from July 1, 2003 through February 23, 2004
			Predecessor
Revenues:
Products	$190,397	$21,087	$164,512
Services	124,820	9,893	81,167
Total revenues	315,217	30,980	245,679

Costs of goods sold and services provided:
Products	162,223	15,407	125,216
Services	14,777	1,596	12,841
Total costs of goods sold and services provided	177,000	17,003	138,057

Gross profit:
Products	28,174	5,680	39,296
Services	110,043	8,297	68,326
Total gross profit	138,217	13,977	107,622

Operating expenses:
Advertising and selling	60,856	5,829	50,241
General and administrative	51,559	5,372	56,680
Total operating expenses	112,415	11,201	106,921

Income from operations	25,802	2,776	701

Other income and expenses:
Interest income	(466)	(61)	(22)
Interest expense	15,429	3,959	532
Interest expense and prepayment fees on shares subject to mandatory redemption	34,732	1,901	—
Other (income) expense, net	(421)	33	(1,105)
Total other expense (income), net	49,274	5,832	(595)

Income (loss) before income tax	(23,472)	(3,056)	1,296

Income tax expense (benefit)	4,504	(452)	2,898

Net loss	$(27,976)	$(2,604)	$(1,602)

Other comprehensive income (loss):
Foreign currency translation adjustments	184	1	38

Comprehensive loss	$(27,792)	$(2,603)	$(1,564)

Net loss per common share - basic	$(1.70)	$(0.20)
Net loss per common share - diluted	$(1.70)	$(0.20)

Weighted average shares of common stock outstanding - basic	16,479	13,333
Weighted average shares of common stock outstanding - diluted	16,479	13,333

See accompanying Notes to Consolidated Financial Statements.

FTD GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended Ended March 31, 2005	Period from February 24, 2004 through March 31, 2004	Period from July 1, 2003 through February 23, 2004
			Predecessor
Cash flows from operating activities:
Net loss	$(27,976)	$(2,604)	$(1,602)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,088	957	5,377
Interest expense and prepayment fees on mandatorily redeemable shares	34,732	1,901	—
Deferred compensation expense	—	—	51
Amortization and write-off of deferred financing costs	1,170	101	600
Provision for doubtful accounts	3,179	268	2,103
Deferred income taxes	3,206	—	(518)
Increase (decrease) in cash due to changes in operating assets and liabilities, net of acquisition:
Restricted cash	7,261	(7,261)	—
Accounts receivable	(9,831)	129	(10,728)
Inventories	2,122	1,941	(1,289)
Prepaid expenses and other	(939)	(3,866)	(6,168)
Other noncurrent assets	(62)	26	123
Accounts payable	763	(20,626)	21,213
Other accrued liabilities, unearned income and customer deposits	(10,112)	3,331	(131)

Net cash provided by (used in) operating activities	11,601	(25,703)	9,031

Cash flows from investing activities:
Capital expenditures	(3,058)	(446)	(4,169)
Acquisition	(8,458)	—	—
Going private transaction with Nectar Merger Corporation	—	(420,948)	—
Net cash used in investing activities	(11,516)	(421,394)	(4,169)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	193,533	—	—
Redemption of preferred stock and prepayment fee	(186,811)	—	—
Repayments of long-term debt	(5,638)	—	—
Net proceeds from (repayments of) revolving credit facility	2,000	15,500	(6,500)
Capital contribution - common stock	827	184,454	—
Deferred financing costs	(243)	(10,282)	—
Proceeds from the issuance of long-term debt	—	260,000	—
Issuance of treasury stock	—	—	32

Net cash provided by (used in) financing activities	3,668	449,672	(6,468)

Effect of foreign exchange rate changes on cash	184	1	38

Net increase (decrease) in cash and cash equivalents	3,937	2,576	(1,568)

Cash and cash equivalents at beginning of period	2,491	353	1,921

Cash and cash equivalents at end of period	$6,428	$2,929	$353

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$16,902	$2,408	$360
Income taxes	$23	$3,258	$7,238

See accompanying Notes to Consolidated Financial Statements.

FTD Group, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.  Description of Business

FTD Group, Inc. (the “Company”), formerly Mercury Man Holdings Corporation, is a Delaware corporation that was formed in 2003 by Green Equity Investors IV, L.P. (“Green Equity Investors”), a private investment fund affiliated with Leonard Green & Partners, L.P., solely for the purpose of acquiring majority ownership of FTD, Inc.  As used in the Notes to Consolidated Financial Statements, the term the “Company” refers to FTD Group, Inc., including its wholly-owned subsidiary, FTD, Inc.

FTD, Inc. is a Delaware corporation that commenced operations in 1994 and includes the operations of its principal operating subsidiary, Florists’ Transworld Delivery, Inc., a Michigan corporation (“FTD” or the “Operating Company”).  The operations of FTD include those of its wholly-owned subsidiaries, FTD.COM INC. (“FTD.COM”) and FTD Canada, Inc. (formerly known as Florists’ Transworld Delivery Association of Canada, Ltd.), and its indirect wholly-owned subsidiary, Renaissance Greeting Cards, Inc. (“Renaissance”).  Substantially all of the Company’s operations are conducted through FTD and its subsidiaries.

The capitalization of the Company and of FTD, Inc. at March 31, 2005 are the same in all material respects.  During the nine-month period ended March 31, 2005 and the period from February 24, 2004 through March 31, 2004, consolidated results of operations and cash flows of the Company and FTD, Inc. differed due to the interest expense and prepayment fees related to the Company’s preferred stock, the expenses related to the Company’s initial public offering and the repurchase of the Company’s preferred stock with the proceeds of the initial public offering.  Based on the Company’s current corporate structure and capitalization, the Company expects that the consolidated results of operations and cash flows of the Company and of FTD, Inc. to be the same in future periods, in all material respects.

On February 24, 2004, the Company completed a going private transaction, in which Nectar Merger Corporation, which was a wholly-owned subsidiary of the Company, merged with and into FTD, Inc. with FTD, Inc. continuing as the surviving corporation (the “2004 Going Private Transaction”).  See Note 4 for further detail.  The results of operations presented herein for all periods prior to the 2004 Going Private Transaction are referred to as the results of operations of the “Predecessor.”

On November 23, 2004, the Company filed a registration statement with the Securities and Exchange Commission, (the “SEC”) on Form S-1 (Registration No. 333-120723), relating to an initial public offering of the Company’s common stock.  The registration statement was declared effective by the SEC on February 8, 2005.  See Note 3 for further detail.

On February 7, 2005, the stockholders approved an increase in the number of authorized shares to 75,000,000, as well as a 1-for-3 reverse stock split.  All common share and per share amounts have been restated to reflect this reverse stock split.

The Company provides floral-related products and services to consumers and retail florists in the floral retail market.  The Company generates its revenue from two business segments, the florist business segment and the consumer business segment.

Through its florist business, the Company provides products and services, such as clearinghouse services, technology products and services and floral shop supplies, to approximately 20,000 member florists and other retail locations offering floral products in the U.S. and Canada, and connects approximately 30,000 additional florists through affiliated or related organizations in 150 countries outside of North America.

The consumer business segment is comprised of FTD.COM, an Internet and telephone marketer of flowers and specialty gifts, which sells products directly to consumers primarily through the www.ftd.com Web site and the

1-800-SEND-FTD toll-free telephone number.

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the SEC, and do not contain all information included in the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2004.  The interim unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements for the fiscal year ended June 30, 2004.  The accompanying consolidated financial statements include the Predecessor’s operations prior to the 2004 Going Private Transaction.  In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

Note 3.  Initial Public Offering

On February 14, 2005, the Company completed an initial public offering of 15,407,693 shares of common stock. The gross proceeds from the offering were $200.3 million.  The net proceeds were $186.9 million, after deducting the underwriting discount and offering expenses of $13.4 million, of which $1.3 million is accrued at March 31, 2005.  The Company used the net proceeds of its initial public offering to repurchase in full all of the Company’s then outstanding shares of its 14% Senior Redeemable Exchangeable Cumulative Preferred Stock and its 12% Junior Redeemable Exchangeable Cumulative Preferred Stock.  In addition, in connection with the initial public offering, the Company terminated its management services agreement.

On March 15, 2005, the Company received additional net proceeds of approximately $5.3 million from the sale of 435,200 additional shares of common stock pursuant to the exercise of the underwriters’ over-allotment option.  On April 15, 2005, the Company used the net proceeds from the over-allotment option to redeem $4.9 million of FTD, Inc.’s 7.75% Senior Subordinated Notes due 2014 at a redemption price of 107.75% of principal amount, plus accrued and unpaid interest to the date of redemption.

Note 4.  2004 Going Private Transaction with Nectar Merger Corporation

On February 24, 2004, the Company completed the 2004 Going Private Transaction for $422.0 million, which excludes $23.4 million of fees that were expensed by the Predecessor as a component of corporate general and administrative expenses.  Upon consummation of the 2004 Going Private Transaction, each issued and outstanding share of FTD, Inc. common stock, other than treasury shares and shares owned by the Company, which were retired, was cancelled and converted automatically into the right to receive $24.85 per share in cash.

The transaction was financed by a $145.4 million investment in the preferred stock of the Company and a $40.0 million investment in the common stock of the Company by Green Equity Investors and certain members of the Company’s senior management at the time of the transaction, including $0.9 million in the form of an exchange of a portion of management’s ownership in the Predecessor’s common stock, the proceeds from the issuance of $175.0 million in senior subordinated notes due 2014 (the “Notes”) and borrowings under a new $135.0 million senior secured credit facility, comprised of an $85.0 million senior secured term loan facility and a $50.0 million revolving credit facility.  The revolving credit facility was undrawn at the closing of the 2004 Going Private Transaction.

The Company accounted for the 2004 Going Private Transaction using the purchase method of accounting.  The purchase price was allocated to the assets acquired and the liabilities assumed as follows (in thousands):

Assets:
Cash	$353
Accounts receivable	30,995
Inventories	9,957
Deferred income taxes	3,827
Prepaid expenses and other current assets	10,916
Property and equipment	20,303
Other noncurrent assets	17,840
Customer list	12,507
Trademarks	121,577
Goodwill	337,196
Total assets acquired	$565,471

Liabilities:
Accounts payable	$58,942
Customer deposits	5,677
Unearned income	1,828
Other accrued liabilities	16,685
Post-retirement benefits and accrued pension obligations	2,721
Deferred tax liability	57,632
Total liabilities assumed	143,485
Net assets acquired	$421,986

In addition, pursuant to the terms of the Settlement Agreement relating to the FTD.COM securities litigation (see Note 14), the Company was obligated to pay $7.3 million in cash.  Pursuant to the terms of the new senior credit facility, $7.3 million was placed into an escrow account at the consummation of the 2004 Going Private Transaction to fund this obligation and is not reflected in the allocation shown above.  Payment of the $7.3 million was made during the period ended March 31, 2005.

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the $337.2 million in goodwill recorded as part of the 2004 Going Private Transaction is not amortized and is tested for impairment at least annually.  The goodwill is not deductible for tax purposes.  The primary reasons for the 2004 Going Private Transaction and the primary factors that contributed to a purchase price that resulted in recognition of goodwill include:

•                  The Company’s brand and its prominent market position in both the consumer retail market and the floral service provider market, which offer a competitive advantage in obtaining new customers;

•                  The Company’s participation and extensive membership base in the floral wire-service market, which has significant barriers to entry with respect to clearinghouse services, a large component of revenues within the florist business segment; and

•                  The Company’s diverse customer base, which minimizes the potential impact of volatility from any one customer.

The unaudited pro forma results of operations data for the three- and nine-month periods ended March 31, 2004, as if the 2004 Going Private Transaction had occurred on July 1, 2003, are as follows (in thousands):

	Three Months Ended March 31, 2004	Nine Months Ended March 31, 2004

Total revenues	$106,288	$276,659

Income from operations	$9,018	$24,792

Pro forma net loss	$(4,862)	$(9,938)

Pro forma net loss per common share - basic	$(0.36)	$(0.75)
Pro forma net loss per common share - diluted	$(0.36)	$(0.75)

The above results may not be representative of future periods.

Note 5. Acquisition

On December 19, 2004, FTD.COM completed the acquisition of certain assets of The Flower Concierge, Inc. (doing business as Florist.com) (“Flower Concierge”), pursuant to an asset purchase agreement by and among FTD.COM, Flower Concierge and Aron and Celina Benon (the “Flower Concierge Agreement”).  Flower Concierge was a direct marketer of flowers and specialty gifts.

Pursuant to the terms of the Flower Concierge Agreement, the purchase price for the assets acquired was $8.5 million, including $0.2 million of acquisition costs.  The purchase price was funded through a $5.3 million promissory note, which accrued interest at 6.0% and was paid in full on January 3, 2005, with the remainder funded from existing cash balances.  The assets acquired primarily consisted of Flower Concierge’s Web site, www.florist.com, valued at $7.8 million, a customer list, non-compete agreements and $0.2 million of goodwill.

The results of operations associated with the purchase of certain assets of Flower Concierge since the closing date are included in the consolidated financial statements and were accounted for using the purchase method of accounting.  Accordingly, the financial statements reflect the allocation of the total purchase price to the net intangible assets acquired, based on their respective fair values.  Pro forma financial information related to this acquisition has not been included herein as the operating results of Flower Concierge are not considered material to the Company’s operating results.

Note 6. Revenues from the Sale of the Floral Selections Guide

As part of FTD membership, FTD members purchase a Floral Selections Guide and related workbook.  Historically, the Company recognized revenue related to the sale of the Floral Selections Guide in the month that it was shipped to the florist, which had been every two years or upon initial membership.  The purchase of the Floral Selections Guide entitles the FTD florist to a non-exclusive, non-transferable right for on-premise use of the Floral Selections Guide for as long as the purchaser remains an FTD florist in good standing.  There are no refund provisions associated with the purchase of the Floral Selections Guide.  Historically, the Company has provided de minimis refunds in isolated cases.  Beginning in fiscal year 2004, new FTD members were charged a monthly fee, and beginning with the distribution of the Floral Selections Guide in fiscal year 2005, all FTD members are charged a monthly fee for the use of the Floral Selections Guide while an active FTD member.  Revenue from the sales of the Floral Selections Guide during the three-month periods ended March 31, 2005 and 2004 was $0.7 million and $60,000, respectively.  For the nine-month periods ended March 31, 2005 and 2004, revenue from the sales of the Floral Selections Guide was $2.1 million and $111,000, respectively.

Note 7.  Net Loss per Common Share

The computations of basic and diluted net loss per common share for the three- and nine-month periods ended March 31, 2005 and the period from February 24, 2004 through March 31, 2004 are as follows:

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005	Period from February 24, 2004 through March 31, 2004

Net loss	$(25,585)	$(27,976)	$(2,604)

Weighted average basic and diluted shares of Common Stock outstanding	22,493	16,479	13,333

Net loss per share of Common Stock - basic and diluted	$(1.14)	$(1.70)	$(0.20)

Shares associated with stock options that were not included in the computation of net loss per share because their effect was anti-dilutive consisted of 2,718,612 shares for the three- and nine-month periods ended March 31, 2005.

Note 8. Financing Arrangements

	As of March 31, 2005	As of June 30, 2004
7.75% senior subordinated notes	$175,000	$175,000
Senior secured credit facility:
Term loan	79,150	84,788
Revolving credit facility	2,000	—
Total debt	256,150	259,788
Less: Current portion	(5,733)	(850)
Long-term debt	$250,417	$258,938

Long-term debt consists of the following (in thousands):

$135.0 million Senior Secured Credit Facility

In connection with the consummation of the 2004 Going Private Transaction, the Predecessor terminated its then existing senior secured credit facility and FTD, Inc. entered into a new senior secured credit facility (the “2004 Credit Agreement”) with a syndicate of financial institutions, including Credit Suisse First Boston, acting through its Cayman Islands Branch, as administrative agent, UBS Securities LLC, as syndication agent, and Wells Fargo Bank, N.A., as documentation agent.  Borrowings under the 2004 Credit Agreement are secured by first priority security interests in, and mortgages on, substantially all of FTD, Inc.’s tangible and intangible assets.

All of the Company’s consolidated net assets are owned, and all of the Company’s consolidated net sales are earned, by its direct and indirect subsidiaries.  As of March 31, 2005, the Company’s subsidiaries had $584.2 million of restricted assets.

The 2004 Credit Agreement provides for aggregate borrowings of up to $135.0 million and consists of a five-year $50.0 million revolving credit facility and a seven-year $85.0 million term loan.  A portion of the revolving credit facility is available as a letter of credit sub-facility and as a swing-line facility.  Borrowings under the revolving credit facility are used to finance working capital, capital expenditures, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs.  At March 31, 2005, the revolving credit facility included $1.1 million in letters of credit outstanding and had availability of $46.9 million.

Borrowings under the 2004 Credit Agreement generally bear interest based on a margin over, at FTD, Inc.’s option, either the base rate (generally the applicable prime lending rate of Credit Suisse First Boston, as announced from time to time) or the London Interbank Offered Rate (“LIBOR”).  The applicable margin for borrowings under the 2004 Credit Agreement varies based upon the FTD, Inc.’s Consolidated Leverage Ratio, as defined in the 2004 Credit Agreement, which was amended on November 15, 2004 to reduce the margins on the term loan.  The 2004 Credit Agreement requires FTD, Inc. to pay commitment fees on the unused portion of the revolving credit facility, which vary based on the utilization of the revolving credit facility.

The 2004 Credit Agreement includes covenants that, among other things, require that, as of March 31, 2005, FTD, Inc. maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments) to consolidated interest expense of no less than 2.10 to 1.00, a fixed charge coverage ratio of no less than 1.50 to 1.00 and a consolidated leverage ratio not to exceed 5.75 to 1.00.  The Company was in compliance with all debt covenants as of March 31, 2005, after giving effect to a waiver received on January 20, 2005 related to the proceeds received from the initial public offering of the Company’s common stock.  Debt covenant targets are adjusted quarterly in accordance with the terms of the 2004 Credit Agreement.

The 2004 Credit Agreement imposes various restrictions on the Company, including restrictions that limit FTD, Inc.’s ability to incur liens or encumbrances, make investments or acquisitions, incur additional debt, enter into sale leaseback transactions, incur certain contingent liabilities, make certain restricted junior payments and other similar distributions, enter into mergers, consolidations and similar combinations, sell assets or engage in similar transfers, amend certain material agreements, including the indenture governing the Notes, make capital expenditures and engage in transactions with affiliates.

There was $81.2 million of outstanding debt at March 31, 2005 under the 2004 Credit Agreement.  FTD, Inc. is permitted to voluntarily repay principal amounts outstanding or reduce commitments under the 2004 Credit Agreement at any time, in whole or in part, without premium or penalty, upon the giving of proper notice and subject to minimum amount requirements.  In addition, subject to certain exceptions, FTD, Inc. is required to prepay outstanding amounts under the 2004 Credit Agreement with a portion of its excess cash flow, the net proceeds of certain asset dispositions, casualty insurance and condemnation recovery events and upon the issuance of certain equity securities or indebtedness.  The term loan is due in annual installments of $850,000 per year with the remaining balance due at maturity.

As a result of entering into the 2004 Credit Agreement, as amended, FTD, Inc. recorded $4.2 million of deferred financing costs, which have been allocated, pro rata, to the five-year revolving credit facility and the seven-year term loan and are being amortized in accordance with the effective interest method, over the respective terms.  During the three- and nine-month periods ended March 31, 2005, the Company paid down the seven-year term loan by $5.2 million and $5.6 million, respectively, which resulted in a write-off of deferred financing costs of $0.2  million.

$175.0 million 7.75% Senior Subordinated Notes due 2014

On February 6, 2004, Nectar Merger Corporation completed the issuance and sale of $175.0 million in aggregate principal amount of the Notes.  Upon consummation of the 2004 Going Private Transaction, FTD, Inc. assumed Nectar Merger Corporation’s obligations under the Notes.  The Notes mature on February 15, 2014, and interest is payable on February 15 and August 15 of each year.  The proceeds from the issuance of the Notes were used to finance the 2004 Going Private Transaction.

The Notes are unsecured, senior subordinated obligations, ranking junior in right of payment to all of FTD, Inc.’s existing and future senior indebtedness and equal in right of payment to all of FTD, Inc.’s existing and future senior subordinated indebtedness.  The Notes rank senior in right of payment to all of FTD, Inc.’s existing and future subordinated indebtedness and are unconditionally guaranteed by FTD, Inc.’s subsidiary guarantors on a senior subordinated basis.

The indenture governing the Notes provides for certain limitations on FTD, Inc.’s ability to incur additional indebtedness, issue disqualified capital stock, make restricted payments, permit restrictions on dividends or other payment restrictions affecting subsidiaries, layer indebtedness, enter into liens securing indebtedness, enter into transactions with affiliates, enter into certain merger, sale or consolidation transactions and release guarantors.

As a result of issuing the Notes, FTD, Inc. recorded $6.7 million of deferred financing costs, which are being amortized using the effective interest method, over the ten-year term of the Notes.

On March 15, 2005, the Company received additional net proceeds of approximately $5.3 million from the sale of 435,200 additional shares of common stock pursuant to the exercise of the underwriters’ over-allotment option.  On April 15, 2005, the Company used the proceeds from the over-allotment option to redeem $4.9 million of FTD, Inc.’s 7.75% Senior Subordinated Notes due 2014 at a redemption price of 107.75% of principal amount, plus accrued and unpaid interest to the date of redemption.  This payment will result in a write-off of deferred financing costs of $0.2 million.

Note 9. Preferred Stock Subject to Mandatory Redemption

The Company has authorized 200,000 shares of Preferred Stock, par value $0.01 per share.  The Company had issued 72,695 shares of 14% mandatorily redeemable Senior exchangeable cumulative preferred stock, par value $0.01 per share (the “Senior Preferred”), and 72,695 shares of 12% mandatorily redeemable Junior exchangeable cumulative preferred stock, par value $0.01 per share (the “Junior Preferred” and together with the Senior Preferred, the “Preferred Stock”), in conjunction with the 2004 Going Private Transaction.  Each share of Preferred Stock was non-voting, non-participating and has a liquidation value of $1,000 per share as of the date of issue.  The liquidation value, plus accrued and unpaid dividends, was payable on August 24, 2024, the mandatory redemption date.  Because the shares were mandatorily redeemable at a fixed date, such shares were classified as a liability on the related consolidated balance sheet, pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and the related dividends reflected as interest expense.  The Company may exchange all, but not less than all, of the then outstanding shares of Senior Preferred Stock into 14% Series A Junior Subordinated Debentures and all, but not less than all, of the then outstanding shares of Junior Preferred Stock into 12% Series B Junior Subordinated Debentures.

The Company used $186.8 million of the net proceeds of its initial public offering to redeem in full all of the Company’s outstanding shares of its Preferred Stock, including a prepayment premium of $21.5 million.

Note 10. Pension and Other Post Retirement Benefit Plans

Components of Net Periodic Benefit Cost

	Salaried Employees’ Pension Plan
	Three Months Ended March 31, 2005	Period from February 24, 2004 through March 31, 2004	Period from January 1, 2004 through February 23, 2004	Nine Months Ended March 31, 2005	Period from February 24, 2004 through March 31, 2004	Period from July 1, 2003 through February 23, 2004
			Predecessor			Predecessor
			(in thousands)
Interest cost	$31	$11	$—	$94	$11	$—
Expected return on assets	(20)	(8)	—	(60)	(8)	—
Net periodic benefit cost	$11	$3	$—	$34	$3	$—

	Retiree Medical Plan
	Three Months Ended March 31, 2005	Period from February 24, 2004 through March 31, 2004	Period from January 1, 2004 through February 23, 2004	Nine Months Ended March 31, 2005	Period from February 24, 2004 through March 31, 2004	Period from July 1, 2003 through February 23, 2004
			Predecessor			Predecessor
			(in thousands)
Interest cost	$24	$7	$—	$71	$7	$—
Amortization of gain	—	—	(32)	—	—	(128)
Net periodic benefit cost (income)	$24	$7	$(32)	$71	$7	$(128)

Note 11. Related Party Transactions

For the period from January 1, 2004 through February 23, 2004 and the period from July 1, 2003 through February 23, 2004, the Predecessor incurred expenses of $0.3 million and $1.3 million, respectively, related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc., which were stockholders or affiliates of the Predecessor.  The Predecessor’s management consulting services agreement with these parties required payments aggregating $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses.  The management consulting services agreement with the above listed parties terminated upon the consummation of the 2004 Going Private Transaction.

In connection with the 2004 Going Private Transaction, FTD, Inc. entered into a management services agreement (the “MSA”) with Leonard Green & Partners, L.P.  Under the MSA, Leonard Green & Partners, L.P. provided management, consulting and financial planning services in exchange for an annual management fee of $2.0 million, payable in equal monthly installments commencing in March 2004.  This agreement was terminated in connection with the initial public offering in consideration of a lump sum payment of $12.5 million by FTD, Inc. to Leonard Green & Partners L.P., in accordance with the MSA.  For the period from February 24, 2004 through March 31, 2004, the Company incurred expenses of $0.2 million and for the three- and nine-month periods ended March 31, 2005, the Company incurred expenses, including the termination fees, of $12.8 million and $13.8 million, respectively, related to the MSA with Leonard Green & Partners, L.P.

In addition, the MSA provided for the payment to Leonard Green & Partners, L.P. of customary fees for services provided in connection with major transactions, reimbursement for reasonable out-of-pocket expenses and a closing fee of $7.0 million, which was paid upon consummation of the 2004 Going Private Transaction.

Note 12. Capital Stock Transactions

On September 30, 2004, the Company sold 275,559 shares of common stock to certain members of the Company’s management for cash consideration of $826,667, which represented fair market value on the date of purchase.  The Company invested $0.7 million of the cash proceeds in FTD, Inc. and used the balance of the proceeds to repay an inter-company payable to FTD, Inc.

On February 7, 2005, the stockholders approved an increase in the number of authorized shares to 75,000,000 as well as a 1-for-3 reverse stock split.  All common share and per share amounts have been restated to reflect this reverse stock split.

On February 14, 2005, the Company completed an initial public offering of 15,407,693 shares of common stock and on March 15, 2005, the underwriters exercised their over-allotment option and purchased 435,200 shares of common stock.  See Note 3 for further detail.

Note 13. Stock Awards and Incentive Plans

The Company’s Stock Option Plan was adopted and approved by the Board of Directors on September 30, 2004, and provides for the issuance of up to 2,192,778 shares of common stock of the Company in connection with the granting of incentive or non-qualified stock options.

On September 30, 2004, the Company granted 2,099,457 options to various employees of the Company.  In addition, during the quarter ended March 31, 2005, the Company granted 85,000 options to various employees and independent directors of the Company. Outstanding non-qualified stock options are exercisable during a ten-year period beginning on the date of grant to seven years after the date of grant, dependent upon the individual agreements.  All stock options were granted with an exercise price equal to the fair market value on the date of grant.

On February 7, 2005, the Company amended the Stock Option Plan to allow for the issuance of 4,592,778 shares of common stock of the Company in connection with the 2005 Amended and Restated Equity Incentive Award Plan.  During the nine-months ended March 31, 2005, 6,668 options were forfeited.

The Predecessor recognized expense of $16,000 and $51,000 of compensation expense related to its incentive plan in the period from January 1, 2004 through February 23, 2004 and the period from July 1, 2003 through February 23, 2004, respectively.  The Predecessor’s incentive plan was terminated in connection with the 2004 Going Private Transaction.

The Company would have recognized additional compensation expense, net of taxes, of $103,000 and $194,000 related to the Company’s options in the three- and nine-month periods ended March 31, 2005, respectively, and nothing for the period from February 24, 2004 through March 31, 2004, and the Predecessor would have recognized less compensation expense, net of taxes, of $5.0 million and $4.7 million related to the Predecessor’s options for the period from January 1, 2004 through February 23, 2004 and the period from July 1, 2003 through February 23, 2004, respectively, if the estimated fair value, as determined in accordance with FAS 123, Accounting for Stock-Based Compensation, of the outstanding stock options of the Company and the Predecessor had been recorded in the Company’s and the Predecessor’s consolidated financial statements.  As such, the Company’s and the Predecessor’s net income would have been impacted as shown in the pro forma amounts shown in the table below (the pro forma disclosures shown are not representative of the future effects on net income (loss)):

	Three Months Ended March 31, 2005	Period from February 24, 2004 through March 31, 2004	Period from January 1, 2004 through February 23, 2004
			Predecessor
		(in thousands)
Net loss, as reported	$(25,585)	$(2,604)	$(11,951)

Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(103)	—	(1,400)

Stock-based employee compensation expense included in net income, including Merger related payout, net of related tax effects	—	—	6,430
Pro forma loss	$(25,688)	$(2,604)	$(6,921)

Net loss per share of Common Stock - basic	$(1.14)	$(0.20)
Net loss per share of Common Stock - diluted	$(1.14)	$(0.20)

	Nine Months Ended March 31, 2005	Period from February 24, 2004 through March 31, 2004	Period from July 1, 2003 through February 23, 2004
			Predecessor
		(in thousands)
Net loss, as reported	$(27,976)	$(2,604)	$(1,602)

Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(194)	—	(1,758)

Stock-based employee compensation expense included in net income, including Merger related payout, net of related tax effects	—	—	6,448
Pro forma net income (loss)	$(28,170)	$(2,604)	$3,088

Net loss per share of Common Stock - basic	$(1.71)	$(0.20)
Net loss per share of Common Stock - diluted	$(1.71)	$(0.20)

The Company’s options granted to employees during the current fiscal year either vest equally each year over a five-year period or vest in full after a seven-year period unless certain performance acceleration targets are met.  If the performance targets are met, the options that vest in full after 7 years will accelerate and vest in one-third installments on June 30, 2005, June 30, 2006 and June 30, 2007.  The Company’s options granted to independent directors during the current fiscal year vest equally in thirds, one-third on the date of grant, one-third on the first anniversary of the date of grant and the remaining one-third on the second anniversary of the date of grant.  The Predecessor’s options granted during fiscal year 2003 vested equally each year over a three-year period from the date of grant.  As a result, the estimated cost indicated above reflected only a partial vesting of such options.  If full vesting were assumed, the estimated pro forma costs would have been higher than indicated above.

Note 14.  Commitment and Contingencies

In March 2002, the Predecessor, FTD, FTD.COM and the directors of the Predecessor and FTD.COM were named as defendants in five class action lawsuits filed in Wilmington, Delaware, which were consolidated under the name “In RE FTD.COM Inc. Shareholders Litigation.”  The class action lawsuits made several allegations, including that insufficient stock of the Predecessor was exchanged for FTD.COM stock and breach of fiduciary duties by the directors.

On behalf of all defendants, the Predecessor settled the consolidated class action lawsuits.  Such settlement was approved by the court and included no finding of wrongdoing on the part of any of the defendants, or any other finding that the claims alleged had merit.

Pursuant to the Settlement Agreement, the Predecessor agreed to issue shares of Class A common stock valued at $10.7 million in full and final settlement of the case.  In connection with the settlement, the Predecessor recorded an $11.0 million charge in the fourth quarter of fiscal year 2003 with respect to the settlement which included costs related to issuing and distributing the settlement shares.  In November 2003, pursuant to the court approved Settlement Agreement, the Predecessor, on behalf of all defendants, distributed 139,493 shares of Class A common stock valued at $3.4 million as payment for a portion of the $10.7 million settlement liability.  In March 2005, the Company, on behalf of all defendants and pursuant to the terms of the Settlement Agreement, paid the balance of $7.3 million of the settlement funds (which had been placed into an escrow account at the consummation of the 2004 Going Private Transaction to fund this obligation) to the court appointed class action administrator for distribution to the qualified members of the Class.

The Predecessor pursued claims against two of its insurance carriers, one that provided coverage to FTD and its directors and officers, and another that provided coverage to FTD.COM and its directors and officers.  In the second quarter of fiscal year 2004, the Predecessor recorded a gain of $1.5 million as a result of a settlement with the insurance carrier that maintained a policy covering FTD and its directors and officers.  The insurance carrier that maintained the policy covering FTD.COM and its directors and officers initiated litigation seeking to deny coverage for the shareholder lawsuits, which were settled pursuant to the Settlement Agreement.  The U.S. District Court for the Northern District of Illinois, Eastern Division entered a judgment on March 25, 2005 that the insurance carrier’s policy provides no coverage to FTD.COM for what FTD.COM alleged were losses it incurred as a result of the Settlement.  Such order was a final appealable order. After reviewing the Court’s decision, FTD.COM has determined not to proceed with an appeal of this decision.

In addition, the Company is involved in various claims and lawsuits and other matters arising in the normal course of business.  In the opinion of management of the Company, although the outcome of these claims and suits are uncertain, they should not have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Note 15.  Segment Information

Operating segments are components of the Company’s business for which separate financial information is available that is regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to each segment and to assess its performance.

For purposes of managing the Company, management reviews segment financial performance to the operating income level for each of its reportable business segments.  Accordingly, interest income, interest expense and tax expense are recorded on a consolidated corporate basis.

The florist business segment includes all products and services sold to FTD member florists and other retail locations offering floral products, encompassing clearinghouse services, publishing products and services, technology sales and leases and specialty wholesaling product sales.  The consumer business segment encompasses floral and specialty gift items primarily sold to consumers through the www.ftd.com Web site or its toll-free telephone number, 1-800-SEND-FTD.

Of the Company’s consolidated assets totaling $584.3 million at March 31, 2005, the assets of the Company’s consumer business totaled approximately $269.6 million.  The Company’s florist business segment and corporate headquarters constitute the remaining assets of approximately $314.7 million.

The Company’s accounting policies for segments are the same as those on a consolidated basis described in Note 1, Summary of Significant Accounting Policies, of the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2004.

Certain amounts in the Predecessor’s operating results by reportable business segment for the period from January 1, 2004 through February 23, 2004 and the period from July 1, 2003 through February 23, 2004 have been reclassified to conform to the current year presentation.

The following tables detail the Company’s and the Predecessor’s operating results by reportable business segment for the three- and nine-month periods ended March 31, 2005, the period from January 1, 2004 through February 23, 2004, the period from July 1, 2003 through February 23, 2004 and the period from February 24, 2004 through March 31, 2004:

	Three Months Ended March 31, 2005
	Gross Segment	Eliminations	Consolidated
		(in thousands)
Revenues:
Florist business	$54,320	$(39)	$54,281
Consumer business	76,147	(5,536)	70,611
Total	130,467	(5,575)	124,892

Costs of Goods Sold and Services Provided:
Florist business	19,846	(820)	19,026
Consumer business	53,372	(743)	52,629
Corporate	585	—	585
Total	73,803	(1,563)	72,240

Gross Profit:
Florist business	34,474	781	35,255
Consumer business	22,775	(4,793)	17,982
Corporate	(585)	—	(585)
Total	56,664	(4,012)	52,652

Advertising and Selling:
Florist business	18,271	(4,012)	14,259
Consumer business	8,412	—	8,412
Total	26,683	(4,012)	22,671

General and Administrative:
Florist business	2,612	—	2,612
Consumer business	5,639	(700)	4,939
Corporate	18,237	700	18,937
Total	26,488	—	26,488

Operating Income (Loss) before Corporate Allocations:
Florist business	13,591	4,793	18,384
Consumer business	8,724	(4,093)	4,631
Corporate	(18,822)	(700)	(19,522)
Total	3,493	—	3,493

Corporate Allocations:
Florist business	3,117	—	3,117
Consumer business	693	—	693
Corporate	(3,810)	—	(3,810)
Total	—	—	—

Operating Income (Loss):
Florist business	10,474	4,793	15,267
Consumer business	8,031	(4,093)	3,938
Corporate	(15,012)	(700)	(15,712)
Total	$3,493	$—	$3,493

Depreciation and Amortization:
Florist business	$919	$—	$919
Consumer business	593	—	593
Corporate	961	—	961
Total	$2,473	$—	$2,473

	Period from February 24, 2004 through March 31, 2004			Period from January 1, 2004 through February 23, 2004
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
					Predecessor
			(in thousands)
Revenues:
Florist business	$17,181	$31	$17,212	$31,806	$119	$31,925
Consumer business	15,015	(1,247)	13,768	46,709	(3,326)	43,383
Total	32,196	(1,216)	30,980	78,515	(3,207)	75,308

Costs of Goods Sold and Services Provided:
Florist business	6,628	(218)	6,410	11,948	(442)	11,506
Consumer business	10,507	(117)	10,390	33,096	(333)	32,763
Corporate	203	—	203	382	—	382
Total	17,338	(335)	17,003	45,426	(775)	44,651

Gross Profit:
Florist business	10,553	249	10,802	19,858	561	20,419
Consumer business	4,508	(1,130)	3,378	13,613	(2,993)	10,620
Corporate	(203)	—	(203)	(382)	—	(382)
Total	14,858	(881)	13,977	33,089	(2,432)	30,657

Advertising and Selling:
Florist business	5,602	(879)	4,723	12,518	(2,430)	10,088
Consumer business	1,106	—	1,106	5,010	—	5,010
Total	6,708	(879)	5,829	17,528	(2,430)	15,098

General and Administrative:
Florist business	836	—	836	1,757	—	1,757
Consumer business	1,404	(142)	1,262	3,422	(447)	2,975
Corporate	3,134	140	3,274	25,679	445	26,124
Total	5,374	(2)	5,372	30,858	(2)	30,856

Operating Income (Loss) before Corporate Allocations:
Florist business	4,115	1,128	5,243	5,583	2,991	8,574
Consumer business	1,998	(988)	1,010	5,181	(2,546)	2,635
Corporate	(3,337)	(140)	(3,477)	(26,061)	(445)	(26,506)
Total	2,776	—	2,776	(15,297)	—	(15,297)

Corporate Allocations:
Florist business	999	—	999	1,957	—	1,957
Consumer business	242	—	242	437	—	437
Corporate	(1,241)	—	(1,241)	(2,394)	—	(2,394)
Total	—	—	—	—	—	—

Operating Income (Loss):
Florist business	3,116	1,128	4,244	3,626	2,991	6,617
Consumer business	1,756	(988)	768	4,744	(2,546)	2,198
Corporate	(2,096)	(140)	(2,236)	(23,667)	(445)	(24,112)
Total	$2,776	$—	$2,776	$(15,297)	$—	$(15,297)

Depreciation and Amortization:
Florist business	$435	$—	$435	$839	$—	$839
Consumer business	205	—	205	380	—	380
Corporate	317	—	317	137	—	137
Total	$957	$—	$957	$1,356	$—	$1,356

	Nine Months Ended March 31, 2005
	Gross Segment	Eliminations	Consolidated
		(in thousands)
Revenues:
Florist business	$146,190	$(99)	$146,091
Consumer business	182,964	(13,838)	169,126
Total	329,154	(13,937)	315,217

Costs of Goods Sold and Services Provided:
Florist business	51,499	(2,338)	49,161
Consumer business	127,829	(1,769)	126,060
Corporate	1,779	—	1,779
Total	181,107	(4,107)	177,000

Gross Profit:
Florist business	94,691	2,239	96,930
Consumer business	55,135	(12,069)	43,066
Corporate	(1,779)	—	(1,779)
Total	148,047	(9,830)	138,217

Advertising and Selling:
Florist business	51,381	(9,828)	41,553
Consumer business	19,303	—	19,303
Total	70,684	(9,828)	60,856

General and Administrative:
Florist business	7,729	—	7,729
Consumer business	14,107	(1,684)	12,423
Corporate	29,725	1,682	31,407
Total	51,561	(2)	51,559

Operating Income (Loss) before Corporate Allocations:
Florist business	35,581	12,067	47,648
Consumer business	21,725	(10,385)	11,340
Corporate	(31,504)	(1,682)	(33,186)
Total	25,802	—	25,802

Corporate Allocations:
Florist business	9,126	—	9,126
Consumer business	2,187	—	2,187
Corporate	(11,313)	—	(11,313)
Total	—	—	—

Operating Income (Loss):
Florist business	26,455	12,067	38,522
Consumer business	19,538	(10,385)	9,153
Corporate	(20,191)	(1,682)	(21,873)
Total	$25,802	$—	$25,802

Depreciation and Amortization:
Florist business	$3,354	$—	$3,354
Consumer business	1,842	—	1,842
Corporate	2,892	—	2,892
Total	$8,088	$—	$8,088

	Period from February 24, 2004 through March 31, 2004			Period from July 1, 2003 through February 23, 2004
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
					Predecessor
			(in thousands)
Revenues:
Florist business	$17,181	$31	$17,212	$116,878	$294	$117,172
Consumer business	15,015	(1,247)	13,768	138,965	(10,458)	128,507
Total	32,196	(1,216)	30,980	255,843	(10,164)	245,679

Costs of Goods Sold and Services Provided:

Florist business	6,628	(218)	6,410	41,477	(1,703)	39,774
Consumer business	10,507	(117)	10,390	97,639	(1,030)	96,609
Corporate	203	—	203	1,674	—	1,674
Total	17,338	(335)	17,003	140,790	(2,733)	138,057

Gross Profit:
Florist business	10,553	249	10,802	75,401	1,997	77,398
Consumer business	4,508	(1,130)	3,378	41,326	(9,428)	31,898
Corporate	(203)	—	(203)	(1,674)	—	(1,674)
Total	14,858	(881)	13,977	115,053	(7,431)	107,622

Advertising and Selling:
Florist business	5,602	(879)	4,723	43,841	(7,415)	36,426
Consumer business	1,106	—	1,106	13,815	—	13,815
Total	6,708	(879)	5,829	57,656	(7,415)	50,241

General and Administrative:
Florist business	836	—	836	7,108	—	7,108
Consumer business	1,404	(142)	1,262	11,242	(1,324)	9,918
Corporate	3,134	140	3,274	38,346	1,308	39,654
Total	5,374	(2)	5,372	56,696	(16)	56,680

Operating Income (Loss) before Corporate Allocations:
Florist business	4,115	1,128	5,243	24,452	9,412	33,864
Consumer business	1,998	(988)	1,010	16,269	(8,104)	8,165
Corporate	(3,337)	(140)	(3,477)	(40,020)	(1,308)	(41,328)
Total	2,776	—	2,776	701	—	701

Corporate Allocations:
Florist business	999	—	999	8,028	—	8,028
Consumer business	242	—	242	1,880	—	1,880
Corporate	(1,241)	—	(1,241)	(9,908)	—	(9,908)
Total	—	—	—	—	—	—

Operating Income (Loss):
Florist business	3,116	1,128	4,244	16,424	9,412	25,836
Consumer business	1,756	(988)	768	14,389	(8,104)	6,285
Corporate	(2,096)	(140)	(2,236)	(30,112)	(1,308)	(31,420)
Total	$2,776	$—	$2,776	$701	$—	$701

Depreciation and Amortization:
Florist business	$435	$—	$435	$3,340	$—	$3,340
Consumer business	205	—	205	1,489	—	1,489
Corporate	317	—	317	548	—	548
Total	$957	$—	$957	$5,377	$—	$5,377

Note 16. Financial Statements of Guarantors

The accompanying consolidated balance sheets, statements of operations and statements of cash flows presented herein represent the accounts of the Company and its Guarantor and non-Guarantor subsidiaries, as defined in the indenture governing the Notes.  The Notes are unconditionally guaranteed, on a joint and several basis, by the Guarantor subsidiaries, including all domestic subsidiaries of FTD, Inc.  Non-Guarantor subsidiaries include FTD Canada, Inc. (formerly known as Florists’ Transworld Delivery Association of Canada, Ltd.) and Florists’ Transworld Delivery de Mexico, both of which are insignificant and are therefore not separately presented.  As FTD, Inc., either directly or indirectly, owns 100% of each of the Guarantor subsidiaries and, as FTD, Inc. does not have any significant independent assets or operations apart from the Guarantor subsidiaries, separate subsidiary financial information has not been presented.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q.  The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs.  The Company’s actual results could differ from those discussed in the forward-looking statements.  Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Information” and elsewhere in this Form 10-Q.

Overview

FTD Group, Inc. (the “Company”), formerly Mercury Man Holdings Corporation, is a Delaware corporation that was formed in 2003 by Green Equity Investors IV, L.P. (“Green Equity Investors”), a private investment fund affiliated with Leonard Green & Partners, L.P., solely for the purpose of acquiring majority ownership of FTD, Inc.

FTD, Inc. is a Delaware corporation that commenced operations in 1994 and includes the operations of its principal operating subsidiary, Florists’ Transworld Delivery, Inc., a Michigan corporation (“FTD” or the “Operating Company”).  The operations of FTD include those of its wholly-owned subsidiaries, FTD.COM INC. (“FTD.COM”) and FTD Canada, Inc. (formerly known as Florists’ Transworld Delivery Association of Canada, Ltd.), and its indirect wholly-owned subsidiary, Renaissance Greeting Cards, Inc. (“Renaissance”).  Substantially all of the Company’s operations are conducted through FTD and its subsidiaries.

The capitalization of the Company and of FTD, Inc. at March 31, 2005 are the same in all material respects.  During the nine-month period ended March 31, 2005 and the period from February 24, 2004 through March 31, 2004, consolidated results of operations and cash flows of the Company and FTD, Inc. differed due to the interest expense and prepayment fees related to the Company’s preferred stock, the expenses related to the Company’s initial public offering and the repurchase of the Company’s preferred stock with the proceeds of the initial public offering.  Based on the Company’s current corporate structure and capitalization, the Company expects that the consolidated results of operations and cash flows of the Company and of FTD, Inc. to be the same in future periods, in all material respects.

On February 24, 2004, the Company completed a going private transaction, in which Nectar Merger Corporation, which was a wholly-owned subsidiary of the Company, merged with and into FTD, Inc. with FTD, Inc. continuing as the surviving corporation (the “2004 Going Private Transaction”).  The aggregate consideration for the 2004 Going Private Transaction was approximately $422.0 million, with each public FTD, Inc. stockholder receiving cash for each share of FTD, Inc. common stock owned.  See Note 4 of the Consolidated Financial Statements included herein for further detail.  The results of operations presented herein for all periods prior to the 2004 Going Private Transaction are referred to as the results of operations of the “Predecessor.”

On November 23, 2004, the Company filed a registration statement with the Securities and Exchange Commission, (the “SEC”) on Form S-1 (Registration No. 333-120723), relating to an initial public offering of the Company’s common stock.  The registration statement was declared effective by the SEC on February 8, 2005.  See Note 3 for further detail.

On February 7, 2005, the stockholders approved an increase in the number of authorized shares to 75,000,000, as well as a 1-for-3 reverse stock split.  All common share and per share amounts have been restated to reflect this reverse stock split.

The Company is a leading provider of floral-related products and services to consumers and retail florists in the approximately $14 billion U.S. floral retail market.  The Company’s business is supported by the highly recognized FTD brand, which was established in 1910 and enjoys 96% brand recognition among the Company’s principal target market of U.S. consumers between the ages of 25 and 64, as well as by the Mercury Man logo, which is displayed in approximately 50,000 floral shops globally.  The Company generates its revenue from two business segments, the florist business segment and the consumer business segment.

Through its florist business, the Company provides products and services, such as clearinghouse services,

technology products and services and floral shop supplies, to approximately 20,000 member florists and other retail locations offering floral products in the U.S. and Canada, and connects approximately 30,000 additional florists through affiliated or related organizations in 150 countries outside of North America.

The consumer business segment is comprised of FTD.COM, an Internet and telephone marketer of flowers and specialty gifts, which sells products directly to consumers primarily through the www.ftd.com Web site and the 1-800-SEND-FTD toll-free telephone number.

Key Industry Trends.  The Company believes key trends in the floral retail market include the increasing role of floral direct marketers, particularly those marketing floral products over the Internet, which has resulted in increased orders for delivery to be placed through floral direct marketers versus traditional retail florists, the advent of retail consumer companies that deliver unarranged boxed flowers via common courier with no involvement of retail florists and the increased presence of supermarkets and mass merchants, which has reduced the cash and carry floral business for the traditional retail florist.  The Company is addressing each of these trends through the business strategies of the florist business segment and the consumer business segment.

Business Strategy.  The Company plans to expand the product and service offerings of its florist business segment, while simplifying its pricing strategies and improving its sales and service capabilities, with the objective of improving its product penetration.  Additionally, the Company is currently pursuing opportunities to expand its presence in a number of channels that have not historically represented a meaningful portion of its revenues, such as the supermarket channel and other mass market channels.

The Company plans to continue to direct consumers to the Internet for their floral and specialty gift purchasing needs, as processing orders over the Internet is a profitable order generating vehicle and an efficient and convenient ordering method for the consumer.  This strategy will be supported in part by the continued diversification of the marketing programs which attract consumers and their resulting floral or specialty gift orders.  The Company also plans to pursue growth in additional specialty gift categories, as the Company believes its direct marketing expertise and brand strength allows it to attract a wide range of quality specialty gift manufacturers.  Additionally, the Company plans to expand its lower-priced floral offerings.  The Company believes this is a growing segment of the market and is expanding its marketing efforts and product offerings targeting this segment.  The network of FTD-member florists enables the Company to offer same day delivery of these products, which it believes is a competitive advantage over its competitors in the low-priced floral market who primarily offer unarranged boxed flowers delivered on a next day basis through common courier.

Operations

Florist business.  The florist business segment includes revenue associated with the services and products provided to FTD member florists and other retail locations offering floral products and is primarily comprised of the services and products as described below.  Membership as of March 31, 2005 and 2004 was approximately 20,300 and 20,500 members, respectively.  Average membership for both the three- and nine-months ended March 31, 2005 was 20,000 members for both periods, while average membership for the three- and nine-months ended March 31, 2004 was 20,100 and 19,700 members, respectively.  The following tables sets forth the percentage of revenue in each category of the florist business segment:

	Three Months Ended March 31, 2005	Period from February 24, 2004 through March 31, 2004	Period from January 1, 2004 through February 23, 2004
Clearinghouse services, publications and other member services products and services revenues	55%	47%	56%
Mercury Network services and Mercury computer equipment products and services revenues	15%	13%	13%
Specialty wholesaling product revenue	30%	40%	31%

Total florist business segment revenue	100%	100%	100%

	Nine Months Ended March 31, 2005	Period from February 24, 2004 through March 31, 2004	Period from July 1, 2004 through February 23, 2004
Clearinghouse services, publications and other member services products and services revenues	59%	47%	59%
Mercury Network services and Mercury computer equipment products and services revenues	15%	13%	14%
Specialty wholesaling product revenue	26%	40%	27%

Total florist business segment revenue	100%	100%	100%

Clearinghouse services.  Clearinghouse services primarily consist of billing and collection services provided to both the sending and receiving florists in flowers-by-wire transactions.  Revenues from the clearinghouse are generated by charging a percentage of the sales price of orders sent through the clearinghouse and are recorded in the month the orders are filled.  Revenue is also generated from the monthly membership fee charged to member florists and from the credit card processing services provided to member florists.  Cash rebates, which are earned by florists under a customer incentive program, in conjunction with the credit card processing service offered by the Company, are classified as contra-revenue, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Publications and other member services products and services.  Publications products and other member services products and services primarily consist of a telephone directory of FTD member florists that is published on a quarterly basis in both paper book and CD-ROM formats.  Revenues and costs relating to these publications are recognized ratably over the period in which the publications are issued.  The Company also provides services related to the set-up and maintenance of FTD Florists’ Online Web sites, which are accessible directly through FTD.COM’s www.ftd.com Web site.  In addition, the Company provides a 24-hour telephone answering and floral order-taking service (“Flowers All Hours”).  Revenues associated with FTD Florists’ Online Web sites and Flowers All Hours are recorded in the period the service is provided.  Revenue is also generated from the monthly Floral Selections Guide fee charged to member florists for use of the Floral Selections Guide, a counter display published by FTD featuring FTD products for all occasions.

Mercury Network services.  The Company’s Mercury Network is a proprietary telecommunications network linking the Company to FTD member florists.  Florists who are linked by the Mercury Network are able to transmit orders and send each other messages for a per order or per message fee.  Revenues related to transmitting orders and messages are recorded in the period the transmission occurs.

Mercury computer equipment products and services.  Mercury Technology computer equipment and software sales include both the sales and leasing of hardware and software designed for the floral industry.  The software provides access to the Company’s Mercury Network to allow for sending and receiving orders, billing capabilities, order-entry capabilities, an interface to various accounting software packages and a comprehensive range of payroll and accounting functions.  The Company follows the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements, requiring revenue earned on software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, post-contract customer support, installation and training) to be allocated to each element based on the relative fair values of the elements.  The Company recognizes revenue related to hardware products that are sold, including specified upgrades/enhancements, at the time of shipment.  The Company recognizes revenue related to software products that are sold ratably over the estimated useful life of the software.  For systems that are being leased, the Company recognizes hardware and software revenue ratably over the period of the lease agreement.  Support revenue is recognized over the period of the support agreement.  Installation and training revenues are recognized at the time the service is provided.

Specialty wholesaling products.  The Company sells both FTD-branded and non-branded holiday and everyday floral arrangement containers and products.  The Company also sells packaging, promotional products and a wide variety of other floral-related supplies, including greeting cards.  Sales of specialty wholesaling products are recorded when the products are shipped and title is transferred.  Amounts charged to the customer for the product and for shipping and handling are recorded as revenue and the costs of the product and the shipping and handling are recorded as costs of goods sold and services provided.

Consumer business.  The consumer business segment is comprised of FTD.COM, an Internet and telephone marketer of flowers and specialty gifts, which sells products directly to consumers primarily through the www.ftd.com Web site and the 1-800-SEND-FTD toll-free telephone number.  FTD.COM offers same day delivery of over 400 floral arrangements to nearly 100% of the U.S. and Canadian populations, which are fulfilled by FTD-member florists.  FTD.COM also offers over 800 specialty gift items, which are delivered via common courier, including fresh cuts, plants, gourmet food gifts, holiday gifts, bath and beauty products, jewelry, wine and gift baskets, dried flowers and stuffed animals.

Orders placed through FTD.COM’s Web site or 1-800-SEND-FTD typically are paid for using a credit card.  When a customer makes a purchase that will be fulfilled by an FTD florist, FTD.COM processes the order, transmits the order to the Mercury Network and charges the customer’s credit card.  The Mercury Network then transmits the order to the fulfilling florist.  FTD.COM typically charges the customer a service fee for floral orders and certain specialty gift orders.

Generally, orders from FTD.COM’s specialty gift selection are fulfilled by a manufacturer or a third party distributor and are based on a pre-negotiated price.  FTD.COM typically charges the customer shipping and handling fees for these specialty gift product orders.  Amounts charged to the customer for the product and shipping and handling are recorded as revenue and the pre-negotiated price of the product and the costs incurred for shipping and handling are recorded as costs of goods sold and services provided.

Order revenue and service fees are reported net of discounts.  Generally, FTD.COM recognizes 100% of the order value as revenue and the associated costs of goods sold and services provided when the order is fulfilled.

Operating expenses.  Selling expenses primarily include expenses related to the Company’s florist business sales force and rebates offered to florists as incentive to increase order volumes processed through the FTD clearinghouse.  Advertising expenses are primarily related to the Company’s marketing and advertising programs on both national and local levels.  FTD’s advertising promotes FTD member florists, FTD-branded products, the www.ftd.com Web site and the toll-free telephone number, 1-800-SEND-FTD.

The florist business segment promotes the FTD brand and its products and services primarily through network and cable television advertisements, magazine advertisements, newspaper supplements and radio.  Sponsorships are also a part of the florist business segment’s marketing efforts.  Additionally, the florist business segment offers advertising opportunities and supplies advertising and marketing tools, such as advertisements for newspaper print, point-of-sale items, radio scripts and television tapes to be customized with individual shop information, on a local basis for FTD florists to support the Company’s co-branding strategy.  FTD florists can also purchase customizable direct mail pieces through FTD.

The consumer business segment’s marketing program utilizes a mix of online advertising, direct marketing,

customer loyalty marketing strategies and offline advertising, representing a balanced marketing program focused on both customer acquisition and retention.  Online advertising consists primarily of online advertisements and links on shopping and search-oriented Web sites.  The direct marketing campaign focuses on the development of relationships with companies that have large consumer databases.  Statement inserts, e-mails, online placements, discount offers and mileage and point award programs are utilized to market to these consumers.  The cost associated with mileage and point award programs are classified as cost of goods sold, in accordance with EITF Issue No. 01-9.  Customer loyalty marketing strategies focus on the utilization of the Company’s extensive database of customer information to enhance customer retention efforts.  Offline advertising consists primarily of yellow pages advertising.

General and administrative expenses primarily consist of direct corporate expenses and customer service and technology expenses in both business segments.

Seasonality.  In view of seasonal variations in the revenues and operating results of the Company’s florist and consumer business segments, the Company believes that comparisons of its revenues and operating results for any period with those of the immediately preceding period or the same period of the preceding fiscal year may be of limited relevance in evaluating the Company’s historical performance and predicting the Company’s future financial performance.  The Company’s working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth below.

Revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, fall within that quarter.  In addition, depending on the year, the popular floral holiday of Easter sometimes falls within the quarter ending March 31 (as it did in fiscal year 2005, the current fiscal year) and sometimes falls within the quarter ending June 30 (as it did in fiscal year 2004, the prior fiscal year).  In addition, historical revenues and operating results for fiscal years prior to fiscal year 2005 fluctuated in the first quarter of each fiscal year as a result of revenue generated from the Floral Selections Guide, which has been published bi-annually, and had historically been charged to florists in the month shipped.

Three months ended March 31, 2005 compared to the three months ended March 31, 2004 (combined)

 The amounts for the periods from January 1, 2004 through February 23, 2004 and February 24, 2004 through March 31, 2004 have been combined for discussion purposes and presented as the three months ended March 31, 2004.

Revenues	Three Months Ended March 31, 2005	Period from February 24, 2004 through March 31, 2004	Period from January 1, 2004 through February 23, 2004	Three Months Ended March 31, 2004	% Change
			Predecessor	Combined
		(in thousands)
Florist business	$54,281	$17,212	$31,925	$49,137	10.5%
Consumer business	70,611	13,768	43,383	57,151	23.6%
Total revenues	$124,892	$30,980	$75,308	$106,288	17.5%

Total revenues increased by $18.6 million, or 17.5%, to $124.9 million for the three-month period ended March 31, 2005, compared to combined revenues of $106.3 million for the three-month period ended March 31, 2004.  Revenues for the period from February 24, 2004 through March 31, 2004 and for the period from January 1, 2004 through February 23, 2004 were $31.0 million and $75.3 million, respectively.  There were no revenues related to corporate activities.

Management believes a key metric in driving revenues for the florist business segment is the number of members that use or purchase services and products provided by the florist business segment, which is partially driven by membership.  Membership as of March 31, 2005 and 2004 was approximately 20,300 and 20,500 members, respectively.  Average membership for the three-month periods ended March 31, 2005 and 2004 was approximately 20,000 and 20,100 members, respectively.  Revenues for the florist business segment increased by $5.2 million, or 10.5%, to $54.3 million for the three-month period ended March 31, 2005 compared to combined revenue of $49.1 million for the three-month period ended March 31, 2004.  Revenues for the florist business segment for the period from February 24, 2004 through March 31, 2004 and for the period from January 1, 2004 through February 23, 2004 were $17.2 million and $31.9 million, respectively.  This increase was primarily related to increased revenues from directory publications, an increase in clearinghouse revenue and transmission revenue primarily related to an increase in orders sent through the clearinghouse and an increase in revenue related to the monthly billing for the Floral Selections Guide, which shipped during the current year and for which members are now charged a monthly fee.

Management believes a key metric in driving revenues in the consumer business segment is order volume.  The growth in order volume primarily related to Valentine’s Day orders was the main factor for the increase in revenue for the consumer business segment of $13.4 million, or 23.6%, to $70.6 million for the three-month period ended March 31, 2005 compared to combined revenue of $57.2 million for the three-month period ended March 31, 2004.  Revenues for the consumer business segment for the period from February 24, 2004 through March 31, 2004 and for the period from January 1, 2004 through February 23, 2004 were $13.8 million and $43.4 million, respectively.  Order volume increased 24.4% to 1.1 million orders for the three-month period ended March 31, 2005, from 0.9 million orders for the three-month period ended March 31, 2004.  Partially contributing to the increase in order volume were sales of specialty gift products, which comprised 27.6% of total order volume for the three-month period ended March 31, 2005, compared to 25.8% for the three-month period ended March 31, 2004.  Internet orders were 88.2% of total orders for the three-month period ended March 31, 2005, compared to 84.5% for the three-month period ended March 31, 2004.  Average order value decreased slightly to $62.84 in the current quarter from $63.27 in the prior year’s quarter, primarily as a result of the expansion of the Company’s “Value Priced” flower program.  The consumer business segment had 2.5 million active customers (which is defined as customers that have purchased from the consumer business within the last twelve months) at March 31, 2005 and an average repeat purchase rate of 1.6 (which is defined as the number of times a customer purchased from the consumer business during the last twelve months) for the twelve-month period ended March 31, 2005.  The consumer business segment had 2.1 million active customers at March 31, 2004 and an average repeat purchase rate of 1.6 for the twelve-month period ended March 31, 2004.

Costs of goods sold and services provided	Three Months Ended March 31, 2005	Period from February 24, 2004 through March 31, 2004	Period from January 1, 2004 through February 23, 2004	Three Months Ended March 31, 2004	% Change
			Predecessor	Combined
		(in thousands)
Florist business	$19,026	$6,410	$11,506	$17,916	6.2%
Consumer business	52,629	10,390	32,763	43,153	22.0%
Corporate	585	203	382	585	0.0%
Total costs of goods sold and services provided	$72,240	$17,003	$44,651	$61,654	17.2%

Total costs of goods sold and services provided increased by $10.5 million, or 17.2%, to $72.2 million for the three-month period ended March 31, 2005 compared to combined costs of goods sold and services provided of $61.7 million for the three-month period ended March 31, 2004.  Costs of goods sold for the period from February 24, 2004 through March 31, 2004 and for the period from January 1, 2004 through February 23, 2004 were $17.0 million and $44.7 million, respectively.  Total gross margin increased to 42.2% for the three-month period ended March 31, 2005 from 42.0% for the three-month period ended March 31, 2004.

Costs of goods sold and services provided associated with the florist business segment increased by $1.1 million, or 6.2%, to $19.0 million for the three-month period ended March 31, 2005, compared to combined costs of goods sold for the florist business segment of $17.9 million for the three-month period ended March 31, 2004.  Costs of goods sold for the period from February 24, 2004 through March 31, 2004 and for the period from January 1, 2004 through February 23, 2004 were $6.4 million and $11.5 million, respectively.  Gross margin for the florist business increased to 64.9% for the three-month period ended March 31, 2005, from 63.5% for the three-month period ended March 31, 2004.  The increase in costs of goods sold is related to the increase in revenues discussed above in the revenues section and the increase in gross margin is primarily due to a shift in sales mix related to an increase in current year revenue from the Company’s higher margin product lines such as directory publications, clearinghouse services and Mercury Network services, partially offset by a $1.3 million increase in the inventory reserve.

Costs of goods sold and services provided associated with the consumer business segment increased by $9.4 million, or 22.0%, to $52.6 million for the three-month period ended March 31, 2005, compared to combined costs of goods sold of $43.2 million for the three-month period ended March 31, 2004, primarily due to an increase in revenues.  Costs of goods sold for the period from February 24, 2004 through March 31, 2004 and for the period from January 1, 2004 through February 23, 2004 were $10.4 million and $32.8 million, respectively.  Gross margin for the consumer business increased to 25.5% for the three-month period ended March 31, 2005, from 24.5% for the three-month period ended March 31, 2004, primarily due to an increase in revenue related to service fees.

Costs of goods sold and services provided related to corporate activities remained constant at $0.6 million for the three-month period ended March 31, 2005 and the combined three-month period ended March 31, 2004.  Costs of goods sold for the period from February 24, 2004 through March 31, 2004 and for the period from January 1, 2004 through February 23, 2004 were $0.2 million and $0.4 million, respectively.

Advertising and selling costs	Three Months Ended March 31, 2005	Period from February 24, 2004 through March 31, 2004	Period from January 1, 2004 through February 23, 2004	Three Months Ended March 31, 2004	% Change
			Predecessor	Combined
		(in thousands)
Florist business	$14,259	$4,723	$10,088	$14,811	(3.7)%
Consumer business	8,412	1,106	5,010	6,116	37.5%
Total advertising and selling costs	$22,671	$5,829	$15,098	$20,927	8.3%

Total advertising and selling costs increased by $1.8 million, or 8.3%, to $22.7 million for the three-month period ended March 31, 2005 compared to combined advertising and selling costs of $20.9 million for the three-month period ended March 31, 2004.  Advertising and selling costs for the period from February 24, 2004 through March 31, 2004 and for the period from January 1, 2004 through February 23, 2004 were $5.8 million and $15.1 million, respectively.  There were no advertising and selling costs related to corporate activities.

Advertising and selling costs associated with the florist business decreased by $0.5 million, or 3.7%, to $14.3 million for the three-month period ended March 31, 2005 compared to combined advertising and selling costs of $14.8 million for the three-month period ended March 31, 2004.  Advertising and selling costs for the florist business for the period from February 24, 2004 through March 31, 2004 and for the period from January 1, 2004 through February 23, 2004 were $4.7 million and $10.1 million, respectively.  This decrease was primarily due to more efficient national advertising, cost savings strategies implemented during the current fiscal year, such as a reduction in headcount in the specialty wholesaling selling area, as well as the timing of member events that occurred in the fourth quarter of the current fiscal year versus the third quarter of the prior fiscal year.  This decrease was partially offset by an increase in volume-based rebates associated with orders sent through the FTD clearinghouse.

Advertising and selling costs associated with the consumer business increased by $2.3 million, or 37.5%, to $8.4 million for the three-month period ended March 31, 2005 compared to combined advertising and selling costs of $6.1 million for the three-month period ended March 31, 2004.  Advertising and selling costs for the consumer business for the period from February 24, 2004 through March 31, 2004 and for the period from January 1, 2004 through February 23, 2004 were $1.1 million and $5.0 million, respectively.  The increase was primarily due to an increase in online advertising expenses resulting from an increase in order volume associated with online advertising placements.  Certain of these online agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites in excess of a threshold as defined in the related agreements.  The Company records expenses related to these agreements based on an estimated per order cost, taking into consideration the most likely number of orders to be generated under each such agreement.  Also contributing to the increase in advertising and selling costs was an increase in direct marketing expenses, which is primarily related to the Easter catalog, the costs of which were incurred in the period ended March 31 in the current fiscal year and in the quarter ended June 30 in the prior fiscal year, due to the timing of the Easter holiday.

General and administrative costs	Three Months Ended March 31, 2005	Period from February 24, 2004 through March 31, 2004	Period from January 1, 2004 through February 23, 2004	Three Months Ended March 31, 2004	% Change
			Predecessor	Combined
		(in thousands)
Florist business	$2,612	$836	$1,757	$2,593	0.7%
Consumer business	4,939	1,262	2,975	4,237	16.6%
Corporate	18,937	3,274	26,124	29,398	(35.6)%
Total general and administrative costs	$26,488	$5,372	$30,856	$36,228	(26.9)%

Total general and administrative costs decreased $9.7 million or 26.9% to $26.5 million for the three-month period ended March 31, 2005 compared to $36.2 million for the combined three-month period ended March 31, 2004.  Total general and administrative costs for the period from February 24, 2004 through March 31, 2004 and for the period from January 1, 2004 through February 23, 2004 were $5.4 million and $30.9 million, respectively.

General and administrative costs for the florist business remained constant at $2.6 million for the three-month period ended March 31, 2005 and the combined three-month period ended March 31, 2004.  General and administrative costs for the florist business for the period from February 24, 2004 through March 31, 2004 and for the period from January 1, 2004 through February 23, 2004 were $0.8 million and $1.8 million, respectively.

General and administrative costs for the consumer business increased by $0.7 million, or 16.6%, to $4.9 million for the three-month period ended March 31, 2005 compared to $4.2 million for the combined three-month period ended March 31, 2004.  General and administrative costs for the consumer business for the period from February 24, 2004 through March 31, 2004 and for the period from January 1, 2004 through February 23, 2004 were $1.3 million and $3.0 million, respectively.  This increase in combined general and administrative costs in the consumer business is primarily due to increased customer service costs related primarily to an increase in order volume and an increase in technology costs related to increased consulting costs and an increase in headcount related to the expansion of the technology department.

Corporate general and administrative costs decreased $10.5 million, to $18.9 million for the three-month period ended March 31, 2005 compared to $29.4 million for the combined three-month period ended March 31, 2004.  Corporate general and administrative costs for the period from February 24, 2004 through March 31, 2004 and for the period from January 1, 2004 through February 23, 2004 were $3.3 million and $26.1 million, respectively.   This decrease in combined corporate general and administrative costs was primarily due to $22.1 million of costs incurred in the prior year period related to the 2004 Going Private Transaction and $0.7 million of severance incurred in the prior year, partially offset by the $12.5 million fee paid to Leonard Green & Partners, L.P. in connection with the termination of the Management Services Agreement (“MSA”), which was terminated in connection with the initial public offering.

Other income and expenses	Three Months Ended March 31, 2005	Period from February 24, 2004 through March 31, 2004	Period from January 1, 2004 through February 23, 2004	Three Months Ended March 31, 2004	% Change
			Predecessor	Combined
		(in thousands)
Interest income	$(299)	$(61)	$(9)	$(70)	327.1%
Interest expense	5,395	3,959	87	4,046	33.3%
Interest expense and prepayment fees on preferred stock subject to mandatory redemption	24,684	1,901	—	1,901	1,198.5%
Other (income) expense, net	(100)	33	364	397	(125.2)%
Total other income and expenses	$29,680	$5,832	$442	$6,274	373.1%

Interest income increased $0.2 million to $0.3 million for the three-month period ended March 31, 2005 compared to $0.1 million for the combined three-month period ended March 31, 2004.  Interest income for the period from February 24, 2004 through March 31, 2004 and for the period from January 1, 2004 through February 23, 2004 was $61,000 and $9,000, respectively.  This increase was primarily due to interest earned on a portion of the proceeds from the initial public offering, which were held for a period of time prior to the repurchase of the Preferred Stock.

Combined interest expense increased $1.4 million to $5.4 million for the three-month period ended March 31, 2005 compared to $4.0 million for the combined three-month period ended March 31, 2004.  Interest expense for the period from February 24, 2004 through March 31, 2004 and for the period from January 1, 2004 through February 23, 2004 was $4.0 million and $87,000, respectively.  The increase in combined interest expense is due to interest expense related to the indebtedness incurred to finance the 2004 Going Private Transaction, which was outstanding for the entire period of the current year.

Interest expense and prepayment fees related to the preferred stock, which was issued in connection with the 2004 Going Private Transaction and was subject to mandatory redemption, increased $22.8 million to $24.7 million for the three-month period ended March 31, 2005, from $1.9 million for the period from February 24, 2004 through March 31, 2004.  The increase is primarily related to $21.5 million in prepayment fees incurred in connection with the redemption of the preferred stock, which was redeemed in full using the proceeds from the initial public offering.  Also contributing to the increase was the increased period of time the preferred stock was outstanding during the current year period, as well as the cumulative effect of the accrued dividends.

Other (income) expense was $0.1 million of income for the three-month period ended March 31, 2005 compared to $0.4 million of expense for the combined three-month period ended March 31, 2004.  Other expense for the period from February 24, 2004 through March 31, 2004 and for the period from January 1, 2004 through February 23, 2004 was $33,000 and $0.4 million, respectively.  The combined expense in the prior year period is primarily related to the write-off of unamortized deferred financing costs associated with the then existing debt, which resulted in a net loss on extinguishment of debt.

Nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 (combined)

The amounts for the periods from July 1, 2004 through February 23, 2004 and February 24, 2004 through March 31, 2004 have been combined for discussion purposes and presented as the nine months ended March 31, 2004.

Revenues	Nine Months Ended March 31, 2005	Period from February 24, 2004 through March 31, 2004	Period from July 1, 2003 through February 23, 2004	Nine Months Ended March 31, 2004	% Change
			Predecessor	Combined
		(in thousands)
Florist business	$146,091	$17,212	$117,172	$134,384	8.7%
Consumer business	169,126	13,768	128,507	142,275	18.9%
Total revenues	$315,217	$30,980	$245,679	$276,659	13.9%

Total revenues increased by $38.5 million, or 13.9%, to $315.2 million for the nine-month period ended March 31, 2005, compared to $276.7 million for the combined nine-month period ended March 31, 2004.  Total revenues for the period from February 24, 2004 through March 31, 2004 and for the period from July 1, 2003 through February 23, 2004 were $31.0 million and $245.7 million, respectively.  There were no revenues associated with corporate activities.

Management believes a key metric in driving revenues for the florist business segment is the number of members that use or purchase services and products provided by the florist business segment, which is partially driven by membership.  Average membership for the nine-month period ended March 31, 2005 and 2004 was approximately 20,000 and 19,700 members, respectively.  Revenue for the florist business segment increased by $11.7 million, or 8.7%, to $146.1 million for the nine-month period ended March 31, 2005 compared to $134.4 million for the combined nine-month period ended March 31, 2004.  Revenues for the florist business for the period from February 24, 2004 through March 31, 2004 and for the period from July 1, 2003 through February 23, 2004 were $17.2 million and $117.2 million, respectively.  This combined increase was primarily related to increased revenues from directory publications, an increase in revenues related to orders sent through the FTD clearinghouse, revenues from the Floral Selections Guide, which shipped during the current year period and for which members are now charged a monthly fee, and an increase in sales of mid-tier technology platforms.

Management believes a key metric in driving revenues in the consumer business segment is order volume.  The growth in order volume was the primary factor for the increase in combined revenues for the consumer business segment of $26.8 million, or 18.9%, to $169.1 million for the nine-month period ended March 31, 2005 compared to $142.3 million for the combined nine-month period ended March 31, 2004.  Revenues for the consumer business for the period from February 24, 2004 through March 31, 2004 and for the period from July 1, 2003 through February 23, 2004 were $13.8 million and $128.5 million, respectively.  Order volume increased 20.0% to 2.7 million orders for the nine-month period ended March 31, 2005, from 2.3 million orders for the nine-month period ended March 31, 2004.  Partially contributing to the increase in order volume were sales of specialty gift products, which comprised 27.8% of total order volume for the nine-month period ended March 31, 2005, compared to 26.3% for the nine-month period ended March 31, 2004.  Internet orders were 86.2% of total orders for the nine-month period ended March 31, 2005, compared to 82.0% for the nine-month period ended March 31, 2004.  Average order value decreased slightly to $61.58 in the current nine-month period from $62.16 in the prior year’s nine-month period, primarily as a result of the expansion of the Company’s “Value Priced” flower program.

Costs of goods sold and services provided	Nine Months Ended March 31, 2005	Period from February 24, 2004 through March 31, 2004	Period from July 1, 2003 through February 23, 2004	Nine Months Ended March 31, 2004	% Change
			Predecessor	Combined
		(in thousands)
Florist business	$49,161	$6,410	$39,774	$46,184	6.4%
Consumer business	126,060	10,390	96,609	106,999	17.8%
Corporate	1,779	203	1,674	1,877	(5.2)%
Total costs of goods sold and services provided	$177,000	$17,003	$138,057	$155,060	14.1%

Total costs of goods sold and services provided increased by $21.9 million, or 14.1%, to $177.0 million for the nine-month period ended March 31, 2005, compared to $155.1 million for the combined nine-month period ended March 31, 2004.  Costs of goods sold and services provided for the period from February 24, 2004 through March 31, 2004 and for the period from July 1, 2003 through February 23, 2004 were $17.0 million and $138.1 million, respectively.  Total gross margin decreased to 43.8% for the nine-month period ended March 31, 2005 from 44.0% for the combined nine-month period ended March 31, 2004, primarily attributable to the higher percentage of sales in the Company’s lower margin consumer business segment.

Costs of goods sold and services provided associated with the florist business segment increased by $3.0 million, or 6.4%, to $49.2 million for the nine-month period ended March 31, 2005, compared to $46.2 million for the combined nine-month period ended March 31, 2004, primarily due to an increase in revenues.  Costs of goods sold and services provided for the florist business for the period from February 24, 2004 through March 31, 2004 and for the period from July 1, 2003 through February 23, 2004 were $6.4 million and $39.8 million, respectively.  Gross margin for the florist business increased to 66.3% for the nine-month period ended March 31, 2005, from 65.6% for the nine-month period ended March 31, 2004, which is primarily related to an increase in sales in the Company’s higher margin product lines such as directory publications and clearinghouse services partially offset by a $1.3 million increase in the inventory reserve.

Costs of goods sold and services provided associated with the consumer business segment increased by $19.1 million, or 17.8%, to $126.1 million for the nine-month period ended March 31, 2005, compared to $107.0 million for the combined nine-month period ended March 31, 2004, primarily due to an increase in revenues.  Costs of goods sold and services provided for the consumer business for the period from February 24, 2004 through March 31, 2004 and for the period from July 1, 2003 through February 23, 2004 were $10.4 million and $96.6 million, respectively.  Gross margin for the consumer business increased to 25.5% for the nine-month period ended March 31, 2005, from 24.8% for the nine-month period ended March 31, 2004, primarily due to an increase in revenue related to service fees.

Costs of goods sold and services provided related to corporate activities decreased by $0.1 million, or 5.2% to $1.8 million for the nine-month period ended March 31, 2005, compared to $1.9 million for the combined nine-month period ended March 31, 2004.  Costs of goods sold and services provided related to corporate activities for the period from February 24, 2004 through March 31, 2004 and for the period from July 1, 2003 through February 23, 2004 were $0.2 million and $1.7 million, respectively.

Advertising and selling costs	Nine Months Ended March 31, 2005	Period from February 24, 2004 through March 31, 2004	Period from July 1, 2003 through February 23, 2004	Nine Months Ended March 31, 2004	% Change
			Predecessor	Combined
		(in thousands)
Florist business	$41,553	$4,723	$36,426	$41,149	1.0%
Consumer business	19,303	1,106	13,815	14,921	29.4%
Total advertising and selling costs	$60,856	$5,829	$50,241	$56,070	8.5%

Total advertising and selling costs increased by $4.8 million, or 8.5%, to $60.9 million for the nine-month period ended March 31, 2005 compared to $56.1 million for the combined nine-month period ended March 31, 2004.  Total advertising and selling costs for the period from February 24, 2004 through March 31, 2004 and for the period from July 1, 2003 through February 23, 2004 were $5.8 million and $50.2 million, respectively.  There were no advertising and selling costs related to corporate activities.

Advertising and selling costs associated with the florist business increased by $0.5 million, or 1.0%, to $41.6 million for the nine-month period ended March 31, 2005 compared to $41.1 million for the combined nine-month period ended March 31, 2004.  Advertising and selling costs for the florist business for the period from February 24, 2004 through March 31, 2004 and for the period from July 1, 2003 through February 23, 2004 were $4.7 million and $36.4 million, respectively.  This increase in advertising and selling costs was primarily due to an increase in volume-based rebates associated with orders sent through the FTD clearinghouse, partially offset by more efficient national advertising and a decrease in expenses related to member activities due to the timing of member events that occurred in the fourth quarter of the current fiscal year versus the third quarter of the prior fiscal year.

Advertising and selling costs associated with the consumer business increased by $4.4 million, or 29.4%, to $19.3 million for the nine-month period ended March 31, 2005 compared to $14.9 million for the combined nine-month period ended March 31, 2004.  Advertising and selling costs for the consumer business for the period from February 24, 2004 through March 31, 2004 and for the period from July 1, 2003 through February 23, 2004 were $1.1 million and $13.8 million, respectively.  This increase in advertising and selling costs was primarily due to an increase in online advertising expenses resulting from an increase in order volume associated with online advertising placements.  Certain of these online agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites in excess of a threshold as defined in the related agreements.  The Company records expenses related to these agreements based on an estimated per order cost, taking into consideration the most likely number of orders to be generated under each such agreement.

General and administrative costs	Nine Months Ended March 31, 2005	Period from February 24, 2004 through March 31, 2004	Period from July 1, 2003 through February 23, 2004	Nine Months Ended March 31, 2004	% Change
			Predecessor	Combined
		(in thousands)
Florist business	$7,729	$836	$7,108	$7,944	(2.7)%
Consumer business	12,423	1,262	9,918	11,180	11.1%
Corporate	31,407	3,274	39,654	42,928	(26.8)%
Total general and administrative costs	$51,559	$5,372	$56,680	$62,052	(16.9)%

Total general and administrative costs decreased $10.5 million, or 16.9%, to $51.6 million for the nine-month period ended March 31, 2005, compared to $62.1 million for the combined nine-month period ended March 31, 2004.

Total general and administrative costs for the period from February 24, 2004 through March 31, 2004 and for the period from July 1, 2003 through February 23, 2004 were $5.4 million and $56.7 million, respectively.

General and administrative costs for the florist business decreased by $0.2 million, or 2.7%, to $7.7 million for the nine-month period ended March 31, 2005 compared to $7.9 million for the combined nine-month period ended March 31, 2004.  General and administrative costs for the florist business for the period from February 24, 2004 through March 31, 2004 and for the period from July 1, 2003 through February 23, 2004 were $0.8 million and $7.1 million, respectively.  This decrease in general and administrative costs for the florist business is primarily due to a reduction in depreciation expense as certain assets of the florist business have become fully depreciated.

General and administrative costs for the consumer business increased by $1.2 million, or 11.1%, to $12.4 million for the nine-month period ended March 31, 2005 compared to $11.2 million for the combined nine-month period ended March 31, 2004.  General and administrative costs for the consumer business for the period from February 24, 2004 through March 31, 2004 and for the period from July 1, 2003 through February 23, 2004 were $1.3 million and $9.9 million, respectively.  This increase in general and administrative costs for the consumer business was primarily due to increased customer service costs primarily related to an increase in order volume and an increase in technology costs related to consulting costs and an increase in headcount related to the expansion of the technology department.

Corporate general and administrative costs decreased $11.5 million, to $31.4 million for the nine-month period ended March 31, 2005 compared to $42.9 million for the combined nine-month period ended March 31, 2004.  Corporate general and administrative costs for the period from February 24, 2004 through March 31, 2004 and for the period from July 1, 2003 through February 23, 2004 were $3.3 million and $39.7 million, respectively.  This decrease in corporate general and administrative costs was primarily due to $23.4 million of costs incurred during the prior year related to the 2004 Going Private Transaction and $0.7 million of severance related costs incurred in the prior year, partially offset by the $12.5 million fee paid to Leonard Green & Partners, L.P. in the current year period related to the termination of the MSA.

Other income and expenses	Nine Months Ended March 31, 2005	Period from February 24, 2004 through March 31, 2004	Period from July 1, 2003 through February 23, 2004	Nine Months Ended March 31, 2004	% Change
			Predecessor	Combined
		(in thousands)
Interest income	$(466)	$(61)	$(22)	$(83)	461.4%
Interest expense	15,429	3,959	532	4,491	243.6%
Interest expense and prepayment fees on preferred stock subject to mandatory redemption	34,732	1,901	—	1,901	1,727.0%
Other (income) expense, net	(421)	33	(1,105)	(1,072)	(60.7)%
Total other income and expenses	$49,274	$5,832	$(595)	$5,237	840.9%

Interest income increased to $0.5 million for the nine-month period ended March 31, 2005 compared to $0.1 million for the combined nine-month period ended March 31, 2004.  Interest income for the period from February 24, 2004 through March 31, 2004 and for the period from July 1, 2003 through February 23, 2004 was $61,000 and $22,000, respectively.  This increase was primarily due to interest earned on a portion of the proceeds from the initial public offering, which were held for a period of time prior to the repurchase of the Preferred Stock.

Interest expense increased $10.9 million to $15.4 million for the nine-month period ended March 31, 2005 compared to $4.5 million for the combined nine-month period ended March 31, 2004.  Interest expense for the period from February 24, 2004 through March 31, 2004 and for the period from July 1, 2003 through February 23, 2004 was $4.0 million and $0.5 million, respectively.  The increase in combined interest expense is due to interest expense related to the indebtedness incurred to finance the 2004 Going Private Transaction, which was outstanding for the entire period of the current year.

Interest expense and prepayment fees related to the preferred stock, which was issued in connection with the

2004 Going Private Transaction and was subject to mandatory redemption, increased $32.8 million to $34.7 million for the nine-month period ended March 31, 2005, from $1.9 million for the period from February 24, 2004 through March 31, 2004.  The increase is primarily related to $21.5 million in prepayment fees incurred in connection with the redemption of the preferred stock, which was redeemed in full using the proceeds from the initial public offering.  Also contributing to the increase was the increased period of time the preferred stock was outstanding during the periods presented, as well as the cumulative effect of the accrued dividends.

Other (income) expense was $0.4 million of income for the nine-month period ended March 31, 2005 compared to $1.1 million of income for the combined nine-month period ended March 31, 2004.  Other (income) expense for the period from February 24, 2004 through March 31, 2004 and for the period from July 1, 2003 through February 23, 2004 was $33,000 of expense and $1.1 million of income, respectively.  The combined income in the prior year period is primarily related to the $1.5 million gain related to the receipt of insurance proceeds related to the consolidated shareholder class action litigation associated with the Company’s 2002 merger with FTD.COM partially offset by the $0.4 million write-off of unamortized deferred financing costs associated with the then existing debt.

Liquidity and Capital Resources

Cash and cash equivalents increased to $6.4 million at March 31, 2005, from $2.5 million at June 30, 2004.

Cash provided by operating activities was $11.6 million for the nine-month period ended March 31, 2005, which primarily consisted of net loss, after adding back non-cash items such as depreciation, amortization, the provision for doubtful accounts and deferred income taxes, in addition to the addback of financing related expenses such as the interest expense and prepayment fees on the mandatorily redeemable preferred shares, which are reflected as financing activities in the statement of cash flows, partially offset by an increase in current accounts receivable primarily related to higher order volumes and revenues in the month of March compared to the month of June.

Cash used in operating activities for the period from February 24, 2004 through March 31, 2004 was $25.7 million and cash provided by operating activities for the period from July 1, 2003 through February 23, 2004 was $9.0 million.  Cash used in operating activities was $16.7 million for the combined nine-month period ended March 31, 2004, which primarily consisted of net loss, after adding back non-cash items such as accumulated dividends reflected as interest expense on mandatorily redeemable shares, depreciation, amortization and the provision for doubtful accounts, partially offset by an increase in current accounts receivable primarily related to higher order volumes and revenues in the month of March compared to the month of June and an increase in prepaid expenses primarily related to an increase in prepaid income taxes.

Cash used in investing activities was $11.5 million for the nine-month period ended March 31, 2005, which consisted of $8.5 million related to the acquisition of certain assets of The Flower Concierge, Inc. and capital expenditures of $3.1 million, which were primarily related to technology improvements.

Cash used in investing activities for the period from February 24, 2004 through March 31, 2004 was $421.4 million of which $420.9 million was related to the 2004 Going Private Transaction and the remaining amount was related to capital expenditures for technology.  Cash used in investing activities for the period from July 1, 2003 through February 23, 2004 was $4.2 million, which was related to capital expenditures primarily for technology improvements.

Cash provided by financing activities was $3.7 million for the nine-month period ended March 31, 2005, which primarily consisted of $193.5 million in net proceeds from the issuance of common stock related to the initial public offering, partially offset by the $186.8 million redemption of preferred stock, which was paid in full using the proceeds from the offering.  Net proceeds of $5.3 million from the underwriters’ overallotment option were used to redeem a portion of FTD, Inc.’s 7.75% Senior Subordinated Notes on April 15, 2005, due to the requirement that the holders of the Notes are given no less than 30 days’ prior notice.  In addition, the Company repaid $5.6 million in long-term debt during the period, consisting of $0.6 million in scheduled principal repayments and a voluntary repayment of $5.0 million.

Cash provided by financing activities for the period from February 24, 2004 through March 31, 2004 was

$449.7 million and was primarily related to $260.0 million in proceeds from the issuance of long-term debt and $184.5 million of proceeds from the issuance of common and preferred stock, related to the 2004 Going Private Transaction.  Cash used in investing activities for the period from July 1, 2003 through February 23, 2004 was $6.5 million, which was related to net repayments of the revolving credit facility.

The Company’s principal sources of liquidity are cash from operations and funds available for borrowing under the 2004 Credit Agreement.  The 2004 Credit Agreement provides for aggregate borrowings of up to $135.0 million and consists of a five-year $50.0 million revolving credit facility and a seven-year $85.0 million term loan, which was used in financing the 2004 Going Private Transaction.  A portion of the revolving credit facility is available as a letter of credit sub-facility and as a swing-line facility.  Borrowings under the revolving credit facility are used to finance working capital, capital expenditures, acquisitions, certain expenses associated with the 2004 Credit Agreement and letter of credit needs.  The revolving credit facility included $1.1 million in letters of credit outstanding and had availability of $46.9 million at March 31, 2005.

FTD, Inc. obtained a waiver to the 2004 Credit Agreement, which waived the requirement that the Company use 50% of the net proceeds from the initial public offering to pay down outstanding amounts under the 2004 Credit Agreement.  In addition, in conjunction with the initial public offering, the MSA with Leonard Green & Partners, L.P. was terminated in consideration of a lump sum payment by the Company to Leonard Green & Partners, L.P. of $12.5 million in accordance with the MSA.

FTD, Inc.’s 2004 Credit Agreement includes covenants, that, among other things, required that as of March 31, 2005, that FTD, Inc. maintain a specific ratio of consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments) to consolidated interest expense, a fixed charge coverage ratio and a leverage ratio.  The Company was in compliance with all debt covenants as of March 31, 2005, after giving effect to the waiver discussed above.  The debt covenant ratios are detailed below:

	Actual Ratio	Required Ratio
Interest Expense Coverage	3.13	2.10 minimum
Fixed Charge Coverage	3.22	1.50 minimum
Leverage	3.94	5.75 maximum

Debt covenant targets are adjusted quarterly in accordance with the terms of the 2004 Credit Agreement.

In addition to its debt service obligations, the Company’s remaining liquidity requirements are primarily for working capital needs and capital expenditures.  The Company believes, based on current circumstances, that its existing and future cash flows from operations, together with borrowings under the 2004 Credit Agreement, will be sufficient to fund its working capital needs, capital expenditures and to make interest and principal payments as they become due under the terms of the 2004 Credit Agreement and to make interest payments on the 7.75% Senior Subordinated Notes for the foreseeable future.

Income Taxes

The provision for income taxes for the nine-month period ended March 31, 2005 was $4.5 million on a net loss before income taxes of $23.5 million.  This is primarily related to the non-deductible interest expense on preferred shares subject to mandatory redemption.  Excluding this non-deductible interest expense, income before taxes was $11.3 million and the $4.5 million provision for income taxes then reflects an effective rate of 40.0%.

At March 31, 2005, the net current deferred tax asset was $3.9 million and the net long-term deferred tax liability was $60.7 million.  Management believes that based on its estimation of taxable income in future years, including the reversal of deferred tax liabilities, that no valuation allowance is necessary for the deferred tax assets.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, distribution agreements and the valuation of accounts receivable, inventory, long-lived assets and deferred income taxes.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

Revenue Recognition

Revenues generated by the florist business segment of the Company for processing orders through the clearinghouse are recorded in the month the orders are delivered.  Revenues for other services related to the processing of such orders are recorded in the period the service is provided.  Sales of florist shop supplies are recorded when the products are shipped.  Revenues relating to publications are recognized ratably over the period for which the publications are issued.  Revenues associated with FTD Florists’ Online Web site hosting and Flowers All Hours are recorded in the period the service is provided.  Cash rebates which are earned by florists under a customer incentive program in conjunction with a credit card clearing service offered by the Company are classified as contra-revenue, in accordance with EITF Issue No. 01-9.

In addition, the Company sells computer equipment and software to member florists.  The Company follows the provisions of SOP 97-2, as amended by SOP 98-9.  SOP 97-2 requires revenue earned on software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, post-contract customer support, installation and training) to be allocated to each element based on the relative fair values of the elements.  The Company recognizes revenue from hardware products (including specified upgrades/enhancements) at the time of shipment for systems that are sold.  The Company recognizes revenue from software products which are sold ratably over the estimated useful life of the software.  For systems that are being leased, the Company recognizes hardware and software revenue ratably over the period of the lease agreement.  Support revenue is recognized over the period of the support agreement.  Installation and training revenues are recognized at the time of occurrence.

The Company’s consumer business segment recognizes 100% of the order value as revenue and recognizes the associated costs of good sold and services provided when the order is fulfilled.  FTD.COM recognizes revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because it bears the risks and benefits associated with the revenue-generating activities by:  (1) acting as a principal in the transaction; (2) establishing prices; (3) being responsible for fulfillment of the order; (4) taking the risk of loss for collection, delivery and returns; and (5) marketing its products, among other things.  If the relative amounts of risks and rewards borne by FTD.COM associated with processing floral and specialty gift orders were to change in the future, FTD.COM’s reporting policy related to revenue recognition and costs of goods sold and services provided could change.

Distribution Agreements

FTD.COM has entered into Internet distribution agreements pursuant to which FTD.COM receives various services, including advertising space on shopping and search-oriented Web sites, portal links to FTD.COM’s Web site and marketing of FTD.COM’s product offerings through co-branded Web sites.  Certain of these agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites in excess of a threshold as defined in the related agreements.  FTD.COM records expenses related to these agreements based on an estimated per order cost, taking into consideration the anticipated number of orders to be generated under each such agreement calculated in accordance with the process described in Concepts Statement No. 7 issued by the Financial Accounting Standards Board.  The number of orders generated is impacted by a variety of factors, including but not limited to, the volume of traffic experienced on the third party’s Web sites, existence of other advertisements on the third party’s Web site and advertisement placement on the third party’s Web site.  Many of these factors are outside of FTD.COM’s control.  The order volume estimates used to record expense on a monthly basis are adjusted to actual order volumes by the end of the term of the contract.  If a change in estimate were to occur, the cumulative effect on reported expenses would be recognized in the period during which the change occurs.

Accounts Receivable

Accounts receivable consist primarily of amounts due to the Company from normal business activities.  The Company’s management must make estimates of accounts receivable that will not be collected.  The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s credit-worthiness, as determined by the Company’s review of their current credit information.  The Company continuously monitors collections and payments from its customers and maintains a provision for estimated losses based upon historical experience and specific customer collection issues that it has identified.  Trade receivables are written off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that the Company will continue to experience the same credit loss rates as in the past.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for doubtful accounts may be required.

Inventory

The Company’s inventory consists of finished goods and is stated at the lower of cost or market value.  The Company’s management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on recent selling prices, the age of inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  In addition, the Company’s estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory.  Product demand is impacted by promotional incentives offered by the Company and customer preferences, among other things.  In the future, if the Company’s inventory is determined to be overvalued, it would be required to recognize such costs in cost of goods sold at the time of such determination.  Therefore, although the Company’s management seeks to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of inventory and the Company’s reported operating results.

The Company refined its method of estimating the inventory reserve to improve the overall analysis of the reserve, which resulted in a $1.3 million charge in the current year period ended March 31, 2005.

Long-lived Assets

The Company recognizes intangible assets at fair value, whether acquired individually or as a part of a group of assets where the entire cost of the group of assets is allocated to the individual assets based on their relative fair values.  The subsequent accounting for intangible assets depends on whether its useful life is indefinite or finite.

An intangible asset with a determinable finite useful life is amortized evenly over that useful life, however, the Company re-evaluates whether an intangible asset has an indefinite or finite useful life during each reporting period.  In addition, the Company assesses these assets for impairment if events or changes in circumstances indicate that the carrying value may not be recoverable.

An intangible asset with an indefinite useful life is not amortized and is reviewed annually for impairment or more frequently if events or circumstances indicate that the asset may be impaired.  The Company determines if an impairment exists by comparing the fair value of the intangible asset with its carrying value.  For goodwill, the Company compares the fair value of the reporting unit with its carrying value.  Any excess of carrying value of goodwill over its fair value is recognized as an impairment loss in continuing operations.  In addition, if an indefinite lived intangible asset is subsequently determined to have a finite useful life, the intangible asset is written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life.

Deferred Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized.  While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company was to determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.  The Company has determined that it is more likely than not that its deferred tax assets will be realized.

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”). SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  The FASB has concluded that companies could adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method.

Using the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date.

Using the modified retrospective method, a company would recognize employee compensation cost for periods presented prior to the adoption of the proposed standard in accordance with the original provisions of SFAS No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123.  A company would not be permitted to make any changes to those amounts upon adoption of the standard unless those changes represent a correction of an error (and are disclosed accordingly).

For periods after the date of adoption of the standard, the modified prospective transition method described above would be applied.  The Company will adopt SFAS No. 123(R) effective July 1, 2005, which will result in an increase in general and administrative expense.  The Company is still evaluating the impact of the adoption of this standard.

Related Party Transactions

For the period from January 1, 2004 through February 23, 2004 and the period from July 1, 2003 through February 23, 2004, the Predecessor incurred expenses of $0.3 million and $1.3 million, respectively, related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc., which were stockholders or affiliates of the Predecessor.  The Predecessor’s management consulting services agreement with these parties required payments aggregating $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses.  The management consulting services agreement with the above listed parties terminated upon the consummation of the 2004 Going Private Transaction.

In connection with the 2004 Going Private Transaction, FTD, Inc. entered into the MSA with Leonard Green & Partners, L.P.  Under the MSA, Leonard Green & Partners, L.P. provided management, consulting and financial planning services in exchange for an annual management fee of $2.0 million, payable in equal monthly installments commencing in March 2004.  Payment of the management fees on any monthly payment date is contingent upon FTD, Inc. achieving Consolidated EBITDA, as defined in the indenture governing the Notes, equal to or greater than $46.8 million for the last consecutive twelve-month period ended immediately prior to that payment date.  This agreement was terminated in connection with the initial public offering in consideration of a lump sum payment of $12.5 million by FTD, Inc. to Leonard Green & Partners L.P., in accordance with the MSA.  For the period from February 24, 2004 through March 31, 2004, the Company incurred expenses of $0.2 million and for the three- and nine-month periods ended March 31, 2005, the Company incurred expenses of $12.8 million and $13.8 million, respectively, related to the MSA with Leonard Green & Partners, L.P.

In addition, the MSA provided for the payment to Leonard Green & Partners, L.P. of customary fees for services provided in connection with major transactions, reimbursement for reasonable out-of-pocket expenses and a closing fee of $7.0 million, which was paid upon consummation of the 2004 Going Private Transaction.

Forward-Looking Information

This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company’s outlook, anticipated revenue growth and profitability; the anticipated benefits of investments in new products, programs and offerings; and opportunities and trends within both the consumer and florist business segments, including opportunities to expand these businesses and capitalize on growth opportunities or increase penetration of service offerings.  These forward-looking statements are based on management’s current expectations, assumptions, estimates and projections about the Company and its industry.  Investors are cautioned that actual results could differ from those anticipated by the forward-looking statements as a result of: the Company’s ability to acquire and retain FTD member florists and continued recognition by members of the value of the Company’s products and services; the acceptance by members of the new or modified service offerings recently introduced; the Company’s ability to sell additional products and services to member florists; the Company’s ability to expand existing marketing programs and secure new marketing programs within the consumer business segment; the success of the Company’s marketing campaigns; the ability to retain customers and maintain average order value within the consumer business segment; the existence of failures in the Mercury Network or the Company’s consumer business segment systems; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company’s ability to manage or reduce its level of expenses within both the consumer and florist business segments; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; the Company’s ability to increase capacity and introduce enhancements to its Web sites; and the Company’s ability to integrate additional partners or acquisitions, if any are identified.  These factors, along with other potential risks and uncertainties, are discussed in the Company’s reports and other documents filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk is primarily the result of borrowings under its existing bank credit facilities.  At March 31, 2005, $81.2 million was outstanding under the 2004 Credit Agreement.  Borrowings under the 2004 Credit Agreement are secured by first priority security interests in, and mortgages on, substantially all of the Company’s tangible and intangible assets.  The Company’s results of operations are affected by changes in market interest rates on these borrowings.  A 1% increase in the interest rate would result in additional annual interest expense of $0.8 million.

The Company will continue to monitor changing economic conditions.  Based on current circumstances, the Company does not expect to incur a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.

The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar and the Euro.  The resulting foreign currency exchange adjustments are included in the other comprehensive (income) loss caption on the consolidated statements of operations and were not material for the nine-month periods ended March 31, 2005 and 2004.  The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future, as the transactions denominated in Canadian dollars and Euros are not material to the Company’s consolidated financial statements.  Therefore, the Company does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar or Euro.

Item 4.  Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange

Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO.  Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In March 2002, the Predecessor, FTD, FTD.COM and the directors of the Predecessor and FTD.COM were named as defendants in five class action lawsuits filed in Wilmington, Delaware, which were consolidated under the name “In RE FTD.COM Inc. Shareholders Litigation.”  The class action lawsuits made several allegations, including that insufficient stock of the Predecessor was exchanged for FTD.COM stock and breach of fiduciary duties by the directors.

On behalf of all defendants, the Predecessor settled the consolidated class action lawsuits.  Such settlement was approved by the court and included no finding of wrongdoing on the part of any of the defendants, or any other finding that the claims alleged had merit.

Pursuant to the Settlement Agreement, the Predecessor agreed to issue shares of Class A common stock valued at $10.7 million in full and final settlement of the case.  In connection with the settlement, the Predecessor recorded an $11.0 million charge in the fourth quarter of fiscal year 2003 with respect to the settlement which included costs related to issuing and distributing the settlement shares.  In November 2003, pursuant to the court approved Settlement Agreement, the Predecessor, on behalf of all defendants, distributed 139,493 shares of Class A common stock valued at $3.4 million as payment for a portion of the $10.7 million settlement liability.  In March 2005, the Company, on behalf of all defendants and pursuant to the terms of the Settlement Agreement, paid the balance of the settlement funds (which had been placed into an escrow account at the consummation of the 2004 Going Private Transaction to fund this obligation) to the court appointed class action administrator for distribution to the qualified members of the Class.

The Predecessor pursued claims against two of its insurance carriers, one that provided coverage to FTD and its directors and officers, and another that provided coverage to FTD.COM and its directors and officers.  In the second quarter of fiscal year 2004, the Predecessor recorded a gain of $1.5 million as a result of a settlement with the insurance carrier that maintained a policy covering FTD and its directors and officers.  The insurance carrier that maintained the policy covering FTD.COM and its directors and officers initiated litigation seeking to deny coverage for the shareholder lawsuits, which were settled pursuant to the Settlement Agreement.  The U.S. District Court for the Northern District of Illinois, Eastern Division entered a judgment on March 25, 2005 that the insurance carrier’s policy provides no coverage to FTD.COM for what FTD.COM alleged were losses it incurred as a result of the Settlement.  Such order was a final appealable order. After reviewing the Court’s decision, FTD.COM has determined not to proceed with an appeal of this decision.

In addition, the Company is involved in various claims and lawsuits and other matters arising in the normal course of business.  In the opinion of management of the Company, although the outcome of these claims and suits are uncertain, they should not have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Item 6.    Exhibits

3.1                                 Second Amended and Restated Certificate of Incorporation of FTD Group, Inc.

3.2                                 Amended and Restated Bylaws of FTD Group, Inc.

31.1                           Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Executive Officer).

31.2                           Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Financial Officer).

32                                    Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTD Group, Inc.

Date: May 13, 2005	By:	/S/ CARRIE A. WOLFE
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Second Amended and Restated Certificate of Incorporation of FTD Group, Inc.

3.2	Amended and Restated Bylaws of FTD Group, Inc.

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Financial Officer).

32	Section 1350 Certifications.