Form 10-K
period 2005-06-30
FTD Group, Inc.
filed 2005-09-20
CIK 1283157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

OR

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
Downers Grove, IL 60515

(Address of principal executive offices)

(630) 719-7800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☐ NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☐ NO ☒

As of September 15, 2005, there were 29,456,626 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

As of December 31, 2004, there was no public market for the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A) for the 2005 Annual Meeting of Stockholders, the “Proxy Statement”) are incorporated by reference in Items 10, 11, 12, 13 and 14 or Part III hereof.

FORM 10-K

PART I

Item 1.                        BUSINESS

Overview

FTD Group, Inc., formerly Mercury Man Holdings Corporation, is a Delaware corporation that was formed in 2003 by Green Equity Investors IV, L.P. (“Green Equity Investors”), a private investment fund affiliated with Leonard Green & Partners, L.P., solely for the purpose of acquiring majority ownership of FTD, Inc. As used in this Form 10-K, the term the “Company” refers to FTD Group, Inc., including its wholly-owned subsidiary, FTD, Inc.

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

2004 Going Private Transaction with Nectar Merger Corporation, an Affiliate of Leonard Green & Partners, L.P.

On February 24, 2004, the Company completed a going private transaction with an affiliate of Leonard Green & Partners, L.P. (the “2004 Going Private Transaction”). In the transaction, Nectar Merger Corporation, which was a wholly-owned subsidiary of Mercury Man Holdings Corporation, merged with and into FTD, Inc., with FTD, Inc. continuing as the surviving corporation. As a result of the 2004 Going Private Transaction, the Company ceased to have its equity publicly traded and became a wholly-owned subsidiary of Mercury Man Holdings Corporation, an affiliate of Green Equity Investors IV, L.P., a private investment fund affiliated with Leonard Green & Partners, L.P. See Note 3 of the Consolidated Financial Statements included herein for further detail. The results of operations presented herein for all periods prior to the 2004 Going Private Transaction are referred to as the results of operations of the “Predecessor.” The financial data of the Predecessor and the Company have been combined for fiscal year 2004 and is presented for comparative purposes. The Predecessor ceased operations as of the date of the 2004 Going Private Transaction.

2005 Initial Public Offering

On February 14, 2005, the Company closed the sale of 13,100,000 shares of Common Stock at a price of $13.00 per share in a firm commitment underwritten initial public offering. In addition, on that date, 2,307,693 shares of Common Stock were sold at the public offering price to Green Equity Investors IV, L.P., the Company’s principal stockholder and an affiliate. On March 15, 2005, the Company closed the sale of 435,200 shares of Common Stock at the public offering price to satisfy the underwriter’s over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-120723), which the Securities and Exchange Commission declared effective on February 8, 2005. See Note 2 of the Consolidated Financial Statements included herein for further detail.

On February 7, 2005, the stockholders approved an increase in the number of authorized shares to 75,000,000, as well as a 1-for-3 reverse stock split. All common share and per share amounts reflect this reverse stock split.

Business

FTD Group, Inc. is a leading provider of floral-related products and services to consumers and retail florists, as well as other retail locations offering floral products, in the U.S. floral retail market. The business is supported by the highly recognized FTD brand, which was established in 1910 and enjoys 96% brand recognition among the Company’s target market of U.S. consumers between the ages of 25 and 64, as well as by the Mercury Man logo, which is displayed in approximately 50,000 floral shops globally. The Company conducts its business through two operating segments. The consumer segment, primarily through the www.ftd.com Web site and the 1-800-SEND-FTD toll-free telephone number, offers same-day delivery of floral orders to nearly 100% of the U.S. and Canadian populations. As a result of the Company’s same-day delivery capability and broad product selection, the Company’s consumer segment is one of the largest direct marketers of floral arrangements and specialty gifts in the U.S., generating 4.1 million orders from consumers in the fiscal year ended June 30, 2005. The florist segment provides a comprehensive suite of products and services to enable the Company’s network of approximately 20,000 FTD members to send and deliver floral orders. This suite of products and services is designed to promote revenue growth and enhance the operating efficiencies of FTD members.

The Company’s business segments are highly complementary, as floral orders generated by the consumer segment are delivered by the network of FTD members. Management believes that the strong brand name recognition, the complementary florist and consumer segments, the customer database of approximately ten million floral and specialty gift consumers and the extensive network of FTD members provide the Company with significant competitive advantages.

Consumer Segment

The consumer segment is an Internet and telephone marketer of flowers and specialty gift items to consumers, operating primarily through the www.ftd.com Web site and the 1-800-SEND-FTD toll-free telephone number. The Company typically offers over 400 floral arrangements and over 800 specialty gift items, which are delivered via common courier, including boxed flowers, plants, gourmet food gifts, holiday gifts, bath and beauty products, jewelry, wine and gift baskets, dried flowers and stuffed animals.

Consumers place orders at the www.ftd.com Web site or over the telephone, which are then transmitted to florists or third-party specialty gift providers for processing and delivery. The Internet is the primary channel for orders, representing approximately 87% of total order volume during the year ended June 30, 2005. Through the network of FTD members, the Company is able to offer same-day delivery to nearly 100% of U.S. and Canadian populations. Additionally, the consumer segment routes floral orders through an international network of floral retailers enabling next-day delivery in over 150 countries. Through third-party manufacturers and distributors, the Company offers next-day delivery of specialty gift orders throughout the U.S. The consumer segment has very low working capital requirements because FTD members and specialty gift providers maintain all physical inventory and bear the cost of warehousing and distribution facilities. As a result, the consumer segment does not own or operate any retail locations.

For the year ended June 30, 2005, the consumer segment generated revenues of $247.1 million, representing 56.4% of the Company’s total revenues.

Florist Segment

The florist segment provides a comprehensive suite of products and services to enable FTD members to send and deliver floral orders. The Company provides these services to its network of approximately 20,000 independent FTD members located primarily in the U.S. and Canada, which includes traditional retail florists as well as to other retailers offering floral products. The florist segment is comprised of three sub-segments: Member Services, Mercury Technology and Specialty Wholesaling. For the year ended June 30, 2005, the florist segment generated revenues of $190.7 million, representing 43.6% of the Company’s total revenues.

Member Services.   The Member Services sub-segment is the primary provider of the Company’s suite of business services to FTD members. These services are designed to promote revenue growth and enhance the operating efficiencies of FTD members. Through the Member Services sub-segment, the Company provides FTD members access to the FTD brand and the Mercury Man logo, supported by national advertising, order clearinghouse services (which eliminate counterparty credit risks between sending and receiving FTD members), a quarterly directory publication of FTD members, credit card processing services, e-commerce Web site development and maintenance and a 24-hour telephone answering and order-taking service. In addition, the Company provides the Floral Selections Guide, a counter display published by FTD featuring FTD products for all occasions. The Company’s members pay for these services through monthly dues and activity-based fees, such as per order charges. The Company supports the value of FTD membership through its national advertising campaign, which generates consumer demand for floral orders, thereby increasing the revenues of the FTD members’ retail locations. FTD membership also provides FTD members with a nationally recognized brand, which they can use on a variety of important marketing materials including their store front, direct mail pieces, Web sites and other consumer marketing materials. For the year ended June 30, 2005, Member Services generated revenues representing 60% of the florist segment’s total revenues.

Mercury Technology.   The Mercury Technology sub-segment provides access to the Company’s proprietary Mercury Network, which links the majority of FTD members. The Mercury Technology sub-segment sells and leases basic software and hardware for transmitting and receiving orders, as well as software and hardware that provide full back-end systems to manage a florist’s business. Through these systems, the Mercury Network enables FTD members to electronically transmit orders and send messages to other FTD members, for which the Company receives monthly fees in addition to per-order and per-message fees. For the year ended June 30, 2005, Mercury Technology generated revenues representing 16% of the florist segment’s total revenues.

Specialty Wholesaling.   Through the Specialty Wholesaling sub-segment, the Company acts as a national wholesaler to FTD members, as well as provides products and services to other retail locations offering floral selections. This sub-segment sells FTD-branded and non-branded hard goods and cut flowers as well as greeting cards, packaging, promotional products and a wide variety of other floral-related supplies. During holiday seasons such as Valentine’s Day, Mother’s Day and Christmas, the Company designs specialized floral bouquets with exclusive FTD containers and features these exclusive FTD products in advertising and on the heavily trafficked www.ftd.com Web site. FTD members are then able to display and offer customers these exclusive products. For the year ended June 30, 2005, Specialty Wholesaling generated revenues representing 24% of the florist segment’s total revenues.

Seasonality

In view of seasonal variations in the revenues and operating results of the Company’s florist and consumer segments, the Company believes that comparisons of its revenues and operating results for any period with those of the immediately preceding period or the same period of the preceding fiscal year may be of limited relevance in evaluating the Company’s historical performance and predicting the Company’s future financial performance. The Company’s working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth below.

The Company generated 18.8%, 24.7%, 28.5% and 28.0% of its total revenue in the quarters ended September 30, December 31, March 31 and June 30 of fiscal year 2005, respectively. The Company’s quarterly revenue and operating results typically exhibit seasonality similar to that experienced in fiscal year 2005. For example, revenue and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, fall within that quarter. In addition, depending on the year, the popular floral holiday of Easter sometimes falls within the quarter ending March 31 and sometimes falls within the quarter ending June 30. For the fiscal year ended June 30, 2005, Easter was during the third quarter, while Easter fell within the fourth quarter for the fiscal years ended June 30, 2004 and 2003.

In addition, historical revenues and operating results for fiscal year 2003 reflected revenue and related expenses generated from the sale of the Floral Selections Guide, which had been published bi-annually, and had historically been charged to florists in the month shipped. Beginning in 2005 FTD members are now charged a monthly fee for the use of the Floral Selections Guide and as such the Company currently records the revenue in the month billed.

Trademarks

The Company’s intellectual property portfolio includes service marks, trademarks and collective trademarks that distinguish the services and products offered by the Company or its members from those offered by other companies.

The “FTD” word mark and the “Mercury Man” logo are registered in the United States, Canada and other jurisdictions throughout the world for various products and services. These marks are used directly by the Company or under license by FTD members and FTD.COM.

Other registered trademarks and service marks of the Company include “Florists’ Transworld Delivery,” “Mercury” and “Mercury Network.” The Company also has registered collective trademarks, which are used under license by its members and FTD.COM for floral products and related items. These collective trademarks include “Autumn Splendor,” “Big Hug,” “Birthday Party,” “Chicken Soup,” “Sweet Dreams,” “Thanks A Bunch” and the “FTD Anniversary Bouquet.” In addition, the Company has applied to register certain other trademarks, service marks and collective trademarks in the United States and other countries, and likely will seek to register additional marks, as appropriate. It is possible that some of these applications to register additional marks will not result in registrations.

The Company also uses various marks under license, including the “Interflora” mark. The Company is the exclusive licensee to use this mark in North America and South America, as well as other countries including, but not limited to, Japan, South Korea, Panama, the Philippine Islands and Taiwan.

Competition

The Company competes in the extremely fragmented floral services industry with a large number of wholesalers, service providers and direct marketers of flowers and specialty gifts. The principal competitor of the Company’s florist segment is Teleflora LLC (“Teleflora”). Teleflora and FTD are the largest floral service providers in the United States based on membership. Teleflora offers some products and services that are comparable to those offered by the Company, and florists may subscribe to both of these competing services. The principal competitors of the Company’s consumer segment are 1-800-FLOWERS.COM, Inc. and Provide Commerce, Inc. (“Pro Flowers”), which offer similar floral and specialty gift items to consumers through their Web sites and toll-free telephone numbers.

Employees

At June 30, 2005, the Company employed approximately 772 full-time employees. The Company considers its relations with its employees to be good. None of the Company’s employees is currently covered by a collective bargaining agreement.

Financial Information about Segments

Financial and other information by segment relating to the Company’s operations for the fiscal year ended June 30, 2005 and the period from February 24, 2004 through June 30, 2004 and relating to the

Predecessor’s operations for the period from July 1, 2003 through February 23, 2004 and the fiscal year ended June 30, 2003, is set forth in Note 19 of the Consolidated Financial Statements included herein.

Available Information

The Company files annual reports, quarterly reports and current reports and other information with the Securities and Exchange Commission (the “SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s Web site at www.sec.gov. In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, the Company will make copies available to the public, free of charge, on or through its Web site, www.ftd.com. The Web site also includes the Company’s Code of Business Conduct and Ethics, corporate governance guidelines and charters for the audit, compensation and nominating and corporate governance committees of the Board of Directors. The information on the Company’s Web site is not incorporated into, and is not part of, this annual report.

Item 2.                        PROPERTIES

The Company’s principal executive offices, consisting of approximately 120,000 square feet of office space, are owned by the Company and are located in Downers Grove, Illinois. In addition, the Company leases office space in Sanford, Maine for its indirect wholly-owned subsidiary, Renaissance, an independent warehouse and distribution facility in Cincinnati, Ohio for product distribution and office space in Centerbrook, Connecticut and Medford, Oregon for two of its internal call centers. Additionally, in July 2005, the Company signed a lease agreement for a call center facility in Sherwood, Arkansas.

The Company’s management believes that its facilities are adequate for its current operations.

Item 3.                        LEGAL PROCEEDINGS

The Company is involved in various claims and lawsuits and other matters arising in the normal course of business. In the opinion of management of the Company, although the outcome of these claims and suits are uncertain, they should not have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2005.

PART II

Item 5.                        MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

(a)           Since February 9, 2005, the Company’s Common Stock has been quoted on the New York Stock Exchange (“NYSE”) under the symbol “FTD.” Prior to such time, there was no public market for the Company’s Common Stock. The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s Common Stock as reported by the NYSE, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended June 30, 2005	High	Low
Third Quarter (from February 9, 2005 through March 31, 2005)	$13.95	$11.86
Fourth Quarter	$12.14	$10.39

As of June 30, 2005, there were 15 holders of record of Common Stock. The holders of the Common Stock are entitled to one vote per share.

The Company has not paid any cash dividends on its common stock since its inception. Any future determination as to the payment of dividends will be at the discretion of the Board and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions and such other factors as the Board deems relevant.

(b)          On February 14, 2005, the Company closed the sale of 13,100,000 shares of Common Stock at a price of $13.00 per share in a firm commitment underwritten initial public offering. In addition, on that date, 2,307,693 shares of Common Stock were sold at the public offering price to Green Equity Investors IV, L.P., the Company’s principal stockholder and an affiliate. On March 15, 2005, the Company closed the sale of 435,200 shares of Common Stock at the public offering price to satisfy the underwriter’s over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-120723), which the Securities and Exchange Commission declared effective on February 8, 2005. Goldman, Sachs & Co. and Citigroup were the managing underwriters for the offering.

Of the approximately $206.0 million in gross proceeds raised by the Company in the offering and the underwriter’s overallotment option, approximately $12.3 million was paid to the underwriters in connection with the underwriting discount.

Of the $193.6 million balance of proceeds to the Company:

1.                $186.8 million was used to repurchase all outstanding shares of the Company’s 14% Senior Redeemable Exchangeable Cumulative Preferred Stock and all outstanding shares of the Company’s 12% Junior Redeemable Exchangeable Cumulative Preferred Stock;

2.                $5.3 million was used to redeem a portion of FTD, Inc.’s 7.75% Senior Subordinated Notes due 2014 (the “Notes”);

3.                $1.4 million was used to pay for fees and expenses of the offering; and

4.                the balance was invested pending application.

(c)           On September 30, 2004, the Company sold 275,559 shares of its Common Stock to certain members of the Company’s senior management. There were no underwriters involved in connection with the sale of these securities. The securities issued in such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering thereunder. All of the securities sold in such transactions are deemed restricted securities for purposes of the Securities Act.

Item 6.                        SELECTED FINANCIAL DATA

The following table sets forth the Predecessor’s selected historical data for the 2001 through 2003 fiscal years and the period from July 1, 2003 through February 23, 2004 and the Company’s selected historical data for the period from February 24, 2004 through June 30, 2004 and the 2005 fiscal year. The selected historical statement of operations data for the 2001 through 2003 fiscal years, the period from July 1, 2003 through February 23, 2004 and the period from February 24, 2004 through June 30, 2004 and for the 2005 fiscal year and balance sheet data for the 2001 through 2005 fiscal years was derived from the Predecessor’s and the Company’s audited consolidated financial statements. The financial data is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. Certain amounts in the Predecessor’s fiscal years 2001 and 2002 financial statements have been reclassified to conform to the current year presentation.

			Predecessor Basis of Accounting(1)
	Fiscal year ended June 30,	Period from February 24, 2004 through June 30,	Period from July 1, 2003 through February 23,		Fiscal year ended June 30,
	2005	2004	2004		2003		2002		2001
	(in thousands, except per share data)
Statement of Operations:
Total revenues	$437,795	$151,381	$245,679		$363,343		$325,266		$305,995
Cost of goods sold and services provided	248,017	88,424	138,057		203,905		177,328		159,879
Gross profit	189,778	62,957	107,622		159,438		147,938		146,116
Selling, general and administrative expenses	150,132 (2)	49,939 (3)	106,921	(4)	122,639		127,280	(5)	120,826	(6)
Income from operations	39,646	13,018	701		36,799		20,658		25,290
Interest expense, net	19,817	9,228	510		1,409		2,304		3,721
Interest expense on preferred stock
subject to mandatory redemption	34,732	6,689	—		—		—		—
Other expense, net	(390)	63	(1,105	)(7)	10,728	(8)	1,096	(9)	14,939	(10)
Income tax expense	8,087	1,535	2,898		15,373		6,718		3,401
Minority interest(11)	—	—	—		—		2,525		1,908
Net income (loss)	$(22,600)	$(4,497)	$(1,602)		$9,289		$8,015		$1,321
Net loss per share—basic	$(1.15)	$(0.34)
Net loss per share—diluted	$(1.15)	$(0.34)
Other Data:
Consumer segment orders	4,073	1,517	2,063		3,166		2,579		2,012
Consumer segment revenues	$247,108	$88,296	$128,507		$190,958		$154,069		$117,517
Florist segment revenues	$190,687	$63,085	$117,172		$172,385		$171,197		$188,478

			Predecessor Basis of Accounting(1)
	Fiscal year ended June 30,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Working capital (deficit)(12)	$(23,096)	$(13,195)	$(24,113)	$(16,727)	$(17,154)
Total assets	$571,314	$579,888	$204,371	$231,901	$175,351
Long-term debt, including current portion	$239,080	$259,788	$6,500	$47,000	$54,875
Preferred stock subject to mandatory redemption	$—	$152,079	$—	$—	$—
Total equity	$205,747	$35,462	$122,323	$114,217	$51,139

          (1)  Consolidated financial data for the period from February 24, 2004 through June 30, 2004 reflect the fair value of assets acquired and liabilities assumed in connection with the 2004 Going Private Transaction. The comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of consummation of the 2004 Going Private Transaction (February 24, 2004). The financial data for periods prior to February 24, 2004 are presented for comparative purposes and consist of the financial data of the Predecessor (“Predecessor Basis of Accounting”).

          (2)  During the year ended June 30, 2005, the Company recorded $12.5 million related to the termination of the management services agreement with Leonard Green & Partners, L.P. as a component of selling, general and administrative expenses.

          (3)  During the period from February 24, 2004 through June 30, 2004, the Company recorded severance costs of $3.3 million as a component of selling, general and administrative expenses associated with the departure of certain of the Company’s senior executives shortly following the consummation of the 2004 Going Private Transaction.

          (4)  During the period from July 1, 2003 through February 23, 2004, the Predecessor recorded merger related expenses of $23.4 million related to the 2004 Going Private Transaction as a component of selling, general and administrative expenses.

          (5)  During the year ended June 30, 2002, the Predecessor recorded the following as a component of selling, general and administrative expenses:

•        Compensation expense of $8.7 million related to bonus payments paid to executive officers, in addition to related employer payroll taxes, in connection with the 2002 merger with FTD.COM (the “2002 Merger”).

•        A gain of $2.6 million attributable to the settlement of a claim against the developer of an unlaunched version of FTD.COM’s Web site.

•        Severance costs of $2.2 million for certain former employees, which were principally associated with the Predecessor’s 2002 Merger.

•        Merger related expenses of $1.6 million incurred by FTD.COM related to the 2002 Merger.

•        A $1.4 million gain attributable to the termination of certain future post-retirement health care benefits. The Company provides certain post-retirement health care benefits to qualifying retirees under the terms of its qualified retirement plan. This termination of benefits caused a decrease in the Predecessor’s post-retirement health care obligation attributed to prior services rendered.

•        A gain of $1.1 million attributable to a single business tax refund related to prior years’ filings.

•        An impairment loss for internal use software in the amount of $0.4 million that had been used to process clearinghouse and related transactions for member services.

          (6)  In fiscal year 2001, the Predecessor recorded a $0.5 million gain, reflected in selling, general and administrative expenses, attributable to the settlement of a third party vendor cancellation fee for less than the amount originally accrued in fiscal year 2000 by FTD.COM.

          (7)  During the period from July 1, 2003 through February 23, 2004, the Predecessor recorded as a component of other expense, net, a gain of $1.5 million as a result of a settlement with the insurance carrier that maintained a policy covering FTD and its directors and officers. In addition, the Company entered into the Senior Secured Credit Facility (the “2004 Credit Agreement”). As a result of entering into the 2004 Credit Agreement, unamortized deferred financing costs associated with the then existing debt were expensed by the Predecessor, resulting in a net loss on extinguishment of debt of $0.4 million, which was included in other expense, net.

          (8)  In fiscal year 2003, the Predecessor recorded as a component of other expense, net, a charge of $11.0 million related to the recording of a liability associated with the settlement of the consolidated shareholder class action litigation related to the Predecessor’s 2002 Merger, including administrative costs.

          (9)  In September 2001, the Predecessor entered into a credit agreement (the “2001 Credit Agreement”). As a result of entering into the 2001 Credit Agreement, unamortized deferred financing costs associated with the then existing debt were expensed, resulting in a net loss on extinguishment of debt of $0.6 million, which was included in other expense, net.

    (10)  In fiscal year 2001, the Predecessor recorded a termination charge of $14.5 million, reflected in other expense, net related to the dissolution of a contractual relationship between the Predecessor and a member-owned trade association pursuant to a termination agreement.

    (11)  In fiscal years 2001 and 2002, minority interest represents the minority’s interest in FTD.COM through the date of the Predecessor’s 2002 Merger.

    (12)  Working capital (deficit) represents total current assets (excluding cash and cash equivalents) less current liabilities (excluding the current portion of long term debt).

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial data contained in Item 7 includes the accounts of the Company subsequent to the 2004 Going Private Transaction and also includes the accounts of the Predecessor prior to the 2004 Going Private Transaction. The financial data of the Predecessor and the Company have been combined for fiscal year 2004 and is presented for comparative purposes. The Predecessor ceased operations as of February 24, 2004, the date of the 2004 Going Private Transaction.

The following discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the captions “Factors that May Affect the Company,” “Forward-Looking Information” and elsewhere in this Form 10-K.

Overview

FTD Group, Inc. is a leading provider of floral-related products and services to consumers and retail florists, as well as other retail locations offering floral products, in the U.S. floral retail market. The business is supported by the highly recognized FTD brand, which was established in 1910 and enjoys 96% brand recognition among the Company’s target market of U.S. consumers between the ages of 25 and 64, as well as by the Mercury Man logo, which is displayed in approximately 50,000 floral shops, globally. The Company generates revenue from two business segments, the consumer segment and the florist segment.

Consumer Segment.   The consumer segment is comprised of FTD.COM, an Internet and telephone marketer of flowers and specialty gifts, which sells products directly to consumers primarily through the www.ftd.com Web site and the 1-800-SEND-FTD toll-free telephone number. FTD.COM offers same day delivery of floral orders to nearly 100% of the U.S. and Canadian populations. The majority of orders are fulfilled by the Company’s network of 20,000 FTD members who adhere to FTD.COM’s quality and service standards. FTD.COM typically offers over 400 floral arrangements and over 800 specialty gift items, which are delivered via common courier, including boxed flowers, plants, gourmet food gifts, holiday gifts, bath and beauty products, jewelry, wine and gift baskets, dried flowers and stuffed animals.

Florist Segment.   The florist segment includes revenue associated with the services and products provided to FTD members and other retailers offering floral products. The following table sets forth the percentage of revenue in each category of the florist segment:

	Year Ended June 30, 2005	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004	Year Ended June 30, 2003
			Predecessor	Predecessor
Member Services	60%	58%	59%	61%
Mercury Technology	16%	15%	14%	15%
Specialty Wholesaling	24%	27%	27%	24%
Total Florist Segment revenue	100%	100%	100%	100%

Key Industry Trends.   The Company believes key trends in the floral retail market include the increasing role of floral direct marketers, particularly those marketing floral products over the Internet, which has resulted in increased orders for delivery to be placed through floral direct marketers versus traditional retail florists, the advent of retail consumer companies that deliver unarranged boxed flowers via common courier with no involvement of retail florists and the increased presence of supermarkets and mass merchants, which has reduced the cash and carry floral business for the traditional retail florist. Each of these trends are addressed through the florist segment and consumer segment business strategies.

Business Strategy.   The Company plans to continue to direct consumers to the Internet for their floral and specialty gift purchasing needs, as processing orders over the Internet is a profitable order generating vehicle and an efficient and convenient ordering method for the consumer. The Company also plans to pursue growth in additional specialty gift categories as management believes the Company’s direct marketing expertise and brand strength allows the business to attract a wide range of quality specialty gift manufacturers. Additionally, the Company plans to expand the lower-priced floral offerings. During the fiscal year ended June 30, 2003, the Company began offering a lower-priced rose assortment targeted at everyday purchasers and younger, less-affluent consumers. Management believes this is a growing segment of the market and the Company is expanding its marketing efforts and product offerings targeting this segment. The network of FTD members enables the Company to offer same day delivery of these products, which management believes is a competitive advantage over the Company’s competitors who offer delivery primarily on a next day basis through common courier.

The Company plans to continue to expand the product and service offerings of the florist segment, while simplifying pricing strategies and improving sales and service capabilities, with the objective of improving product penetration and maintaining or growing the number of FTD members. The Company is currently pursuing opportunities to expand its presence in a number of channels that have not historically represented a meaningful portion of the Company’s revenues, such as the supermarket channel and other mass market channels.

The Company plans to continue to reduce its indebtedness with available cash generated from operations.

Year ended June 30, 2005 compared to year ended June 30, 2004 (combined)

Total revenues

	Year Ended June 30, 2005	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004	Year Ended June 30, 2004
			Predecessor	Combined	% Change
	(in thousands)
Florist segment	$190,687	$63,085	$117,172	$180,257	5.8%
Consumer segment	247,108	88,296	128,507	216,803	14.0%
Total revenues	$437,795	$151,381	$245,679	$397,060	10.3%

Revenues increased by $40.7 million, or 10.3%, to $437.8 million for the year ended June 30, 2005, compared to combined revenues for the year ended June 30, 2004 of $397.1 million, which included revenues of $151.4 million for the period from February 24, 2004 through June 30, 2004 and $245.7 million for the period from July 1, 2003 through February 23, 2004.

Management believes a key metric in driving revenues for the florist segment is the number of FTD members that use or purchase services and products provided by the florist segment, which is partially driven by membership. Membership as of June 30, 2005 and 2004 was approximately 19,700 and 20,300 FTD members, respectively. Average membership for the years ended June 30, 2005 and 2004 was approximately 19,900 and 19,800 FTD members, respectively. Revenues for the florist segment increased by $10.4 million, or 5.8% to $190.7 million for the year ended June 30, 2005, compared to combined revenues for the year ended June 30, 2004 of $180.3 million, which included florist business revenues of $63.1 million for the period from February 24, 2004 through June 30, 2004 and $117.2 million for the period from July 1, 2003 through February 23, 2004. This increase in revenues is primarily related to the increased revenues from the Floral Selections Guide, for which FTD members, beginning in fiscal year 2005, are charged a monthly fee, an increase in sales of mid-tier technology platforms, an increase in revenues related to orders sent through the FTD clearinghouse and an increase in revenues from membership publications.

Management believes a key metric in driving revenues in the consumer segment is order volume. The growth in order volume was the primary factor for the increase in combined revenues for the consumer segment of $30.3 million, or 14.0%, to $247.1 million for the year ended June 30, 2005 compared to $216.8 million for the combined year ended June 30, 2004, which included $88.3 million for the period from February 24, 2004 through June 30, 2004 and $128.5 million for the period from July 1, 2003 through February 23, 2004. Order volume increased 13.8% to 4.1 million orders for the year ended June 30, 2005, from 3.6 million orders for the year ended June 30, 2004. Partially contributing to the increase in order volume were sales of specialty gifts, which comprised 28.8% of total order volume for the year ended June 30, 2005, compared to 25.4% for the year ended June 30, 2004. Internet orders were 87.2% of total orders for the year ended June 30, 2005, compared to 83.6% for the year ended June 30, 2004. Average order value in fiscal year 2005 was $60.67, which was consistent with average order value of $60.57 in fiscal year 2004.

Total costs of goods sold and services provided

	Year Ended June 30, 2005	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004	Year Ended June 30, 2004
			Predecessor	Combined	% Change
	(in thousands)
Florist segment	$62,025	$20,919	$39,774	$60,693	2.2%
Consumer segment	183,692	66,682	96,609	163,291	12.5%
Corporate	2,300	823	1,674	2,497	(7.9)%
Total costs of goods sold and services provided	$248,017	$88,424	$138,057	$226,481	9.5%

Costs of goods sold and services provided increased by $21.5 million, or 9.5%, to $248.0 million for the year ended June 30, 2005, compared to combined costs of goods sold and services provided for the year ended June 20, 2004 of $226.5 million, which included costs of goods sold and services provided of $88.4 million for the period from February 24, 2004 through June 30, 2004 and $138.1 million for the period from July 1, 2003 through February 23, 2004. Total gross margin increased to 43.4% for the year ended June 30, 2005 from 43.0% for the combined year ended June 30, 2004, primarily attributable to increased sales in the Company’s higher margin product lines.

Costs of goods sold and services provided associated with the florist segment increased by $1.3 million, or 2.2%, to $62.0 million for the year ended June 30, 2005, compared to $60.7 million for the combined year ended June 30, 2004, which included $20.9 million for the period from February 24, 2004 through June 30, 2004 and $39.8 million for the period from July 1, 2003 through February 23, 2004. Gross margin for the florist segment increased to 67.5% for the year ended June 30, 2005, compared to 66.3% for the combined year ended June 30, 2004, primarily due to an increase in sales in the Company’s higher margin product lines such as membership publications and clearinghouse services, partially offset by a $1.7 million increase in the inventory reserve.

Costs of goods sold and services provided associated with the consumer segment increased by $20.4 million, or 12.5%, to $183.7 million for the year ended June 30, 2005, compared to $163.3 million for the combined year ended June 30, 2004, which included $66.7 million for the period from February 24, 2004 through June 30, 2004 and $96.6 million for the period from July 1, 2003 through February 23, 2004. Gross margin for the consumer segment increased to 25.7% for the year ended June 30, 2005, compared to

24.7% for the combined year ended June 30, 2004, primarily due to an increase in revenues related to in increase in service fees per order.

Costs of goods sold and services provided related to corporate activities remained consistent for the year ended June 30, 2005, compared to the combined year ended June 30, 2005. These costs are related to the development and support of the internal corporate technology platforms.

Advertising and selling costs

		Period from	Period from
		February 24, 2004	July 1, 2003
	Year Ended	through	through	Year Ended
	June 30, 2005	June 30, 2004	February 23, 2004	June 30, 2004
			Predecessor	Combined	% Change
	(in thousands)
Florist segment	$56,319	$19,344	$36,426	$55,770	1.0%
Consumer segment	29,080	10,368	13,815	24,183	20.2%
Total advertising and selling costs	$85,399	$29,712	$50,241	$79,953	6.8%

Advertising and selling costs increased by $5.4 million, or 6.8%, to $85.4 million for the year ended June 30, 2005, compared to combined advertising and selling costs for the year ended June 30, 2004 of $80.0 million, which included $29.7 million for the period from February 24, 2004 through June 30, 2004 and $50.2 million for the period from July 1, 2003 through February 23, 2004. There were no advertising and selling costs related to corporate activities.

Advertising and selling costs associated with the florist segment increased by $0.5 million, or 1.0%, to $56.3 million for the year ended June 30, 2005, compared to $55.8 million for the combined year ended June 30, 2004, which included $19.3 million for the period from February 24, 2004 through June 30, 2004 and $36.4 million for the period from July 1, 2003 through February 23, 2004. This increase is primarily due to an increase in volume-based rebates associated with orders sent through the FTD clearinghouse, partially offset by more efficient national advertising.

Advertising and selling costs associated with the consumer segment increased by $4.9 million, or 20.2%, to $29.1 million for the year ended June 30, 2005, compared to $24.2 million for the combined year ended June 30, 2004, which included $10.4 million for the period from February 24, 2004 through June 30, 2004 and $13.8 million for the period from July 1, 2003 through February 23, 2004. This increase in advertising and selling costs was primarily due to an increase in online advertising expenses primarily resulting from an increase in order volume associated with online advertising placements. Certain of these online agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites. The Company records expenses related to these agreements based on an estimated per order cost, taking into consideration the most likely number of orders to be generated under each such agreement.

General and administrative costs and management fees

	Year Ended June 30, 2005	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004	Year Ended June 30, 2004
			Predecessor	Combined	% Change
	(in thousands)
Florist segment	$10,161	$2,680	$7,108	$9,788	3.8%
Consumer segment	17,081	5,728	9,918	15,646	9.2%
Corporate	37,491	11,819	39,654	51,473	(27.2)%
Total general and administrative costs and management fees	$64,733	$20,227	$56,680	$76,907	(15.8)%

General and administrative costs and management fees decreased by $12.2 million, or 15.8%, to $64.7 million for the year ended June 30, 2005, compared to $76.9 million for the combined year ended June 30, 2004, which included $20.2 million for the period from February 24, 2004 through June 30, 2004 and $56.7 million for the period from July 1, 2003 through February 23, 2004.

General and administrative costs associated with the florist segment increased by $0.4 million, or 3.8%, to $10.2 million for the year ended June 30, 2005, compared to $9.8 million for the combined year ended June 30, 2004, which included $2.7 million for the period from February 24, 2004 through June 30, 2004 and $7.1 million for the period from July 1, 2003 through February 23, 2004. The increase in general and administrative costs for the florist segment is primarily due to increased compensation expenses, partially offset by a reduction in depreciation expense as certain assets of the florist business have become fully depreciated.

General and administrative costs associated with the consumer segment increased by $1.5 million, or 9.2%, to $17.1 million for the year ended June 30, 2005, compared to $15.6 million for the combined year ended June 30, 2004, which included $5.7 million for the period from February 24, 2004 through June 30, 2004 and $9.9 million for the period from July 1, 2003 through February 23, 2004. The increase in general and administrative costs for the consumer segment is primarily due to increased customer services costs primarily related to an increase in order volume.

Corporate general and administrative costs and management fees decreased by $14.0 million, or 27.2%, to $37.5 million for the year ended June 30, 2005, compared to $51.5 million for the combined year ended June 30, 2004, which included $11.8 million for the period from February 24, 2004 through June 30, 2004 and $39.7 million for the period from July 1, 2003 through February 23, 2004. The decrease in corporate general and administrative costs and management fees is primarily due to $23.4 million of costs incurred during the prior year related to the 2004 Going Private Transaction, $3.3 million of severance related costs incurred in the prior year, partially offset by the $12.5 million fee paid to Leonard Green & Partners, L.P. in the current year related to the termination of the management services agreement.

Other income and expenses

	Year Ended June 30, 2005	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004	Year Ended June 30, 2004
			Predecessor	Combined	% Change
	(in thousands)
Interest income	$(649)	$(137)	$(22)	$(159)	NM
Interest expense	20,466	9,365	532	9,897	106.8%
Interest expense and prepayment fees on shares subject to mandatory redemption	34,732	6,689	—	6,689	NM
Other (income) expense, net	(390)	63	(1,105)	(1,042)	(62.6)%
Total other (income) and expenses	$54,159	$15,980	$(595)	$15,385	NM

Interest income increased $0.4 million, to $0.6 million for the year ended June 30, 2005, compared to $0.2 million for the combined year ended June 30, 2004, which included $137,000 for the period from February 24, 2004 through June 30, 2004 and $22,000 for the period from July 1, 2003 through February 23, 2004. The increase is primarily due to interest earned on a portion of the proceeds from the initial public offering, which were held for a period of time prior to the repurchase of the preferred stock. The preferred stock was issued in connection with the 2004 Going Private Transaction and was repurchased in full using the proceeds from the initial public offering.

Interest expense increased $10.6 million, to $20.5 million for the year ended June 30, 2005, compared to $9.9 million for the combined year ended June 30, 2004, which included $9.4 million for the period from February 24, 2004 through June 30, 2004 and $0.5 million for the period from July 1, 2003 through February 23, 2004. The increase is due to interest expense related to the indebtedness incurred in February 2004 to finance the 2004 Going Private Transaction, which was outstanding for the entire period of fiscal year 2005.

Interest expense and prepayment fees related to the preferred stock increased $28.0 million to $34.7 million for the year ended June 30, 2005, from $6.7 million for the period from February 24, 2004 through June 30, 2004. The increase is primarily related to $21.5 million in prepayment fees incurred in connection with the repurchase of the preferred stock. Also contributing to the increase was the increased period of time the preferred stock was outstanding during the periods presented, as well as the cumulative effect of the accrued dividends.

Other (income) expense was $0.4 million of income for the year ended June 30, 2005, compared to $1.0 million of income for the combined year ended June 30, 2004, which included $63,000 of expense for the period from February 24, 2004 through June 30, 2004 and $1.1 million of income for the period from July 1, 2003 through February 23, 2004. The income in the current year is primarily due to foreign currency exchange gains. The combined income in the prior year is primarily related to the $1.5 million gain related to the receipt of insurance proceeds related to the consolidated shareholder class action litigation associated with the Predecessor’s 2002 merger with FTD.COM, partially offset by the $0.4 million write-off of unamortized deferred financing costs associated with the then existing debt.

Year ended June 30, 2004 (combined) compared to year ended June 30, 2003

Total revenues

	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004	Year Ended June 30, 2004	Year Ended June 30, 2003
		Predecessor	Combined	Predecessor	% Change
	(in thousands)

Florist segment	$63,085	$117,172	$180,257	$172,385	4.6%
Consumer segment	88,296	128,507	216,803	190,958	13.5%
Total revenues	$151,381	$245,679	$397,060	$363,343	9.3%

Revenues for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $151.4 million and $245.7 million, respectively. Combined revenues increased by $33.8 million, or 9.3%, to $397.1 million for the year ended June 30, 2004, compared to $363.3 million for the year ended June 30, 2003.

Management believes a key metric in driving revenues for the florist segment is the number of FTD members that use or purchase services and products provided by the florist segment, which is partially driven by membership. Membership as of June 30, 2004 and 2003 was approximately 20,300 and 19,400 FTD members, respectively. Average membership for the years ended June 30, 2004 and 2003 was approximately 19,800 and 20,400 FTD members, respectively. Revenues for the florist segment for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $63.1 million and $117.2 million, respectively. Combined florist segment revenue increased by $7.9 million, or 4.6%, to $180.3 million for the year ended June 30, 2004, compared to $172.4 million for the year ended June 30, 2003. This increase in revenues is primarily related to the increase in sales related to FTD’s wholesale products, which include FTD’s branded floral supplies and wholesale fresh flowers, and an increase in Flowers All Hours and Florists’ Online revenues. These increases are partially related to the increase in the number of FTD members using the services. This increase in revenues was partially offset by a $5.0 million decrease in revenues from the bi-annual sale of the Floral Selection Guide, which was sold in fiscal year 2003. Beginning in fiscal year 2004, new FTD members are charged a monthly fee, and beginning with the distribution of the Floral Selections Guide in fiscal year 2005, FTD members are charged a monthly fee for the use of the Floral Selections Guide while an active FTD member.

Management believes a key metric in driving revenues in the consumer segment is order volume. Revenues for the consumer segment for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $88.3 million and $128.5 million, respectively. Combined consumer segment revenue increased by $25.8 million, or 13.5%, to $216.8 million for the year ended June 30, 2004, compared to $191.0 million for the year ended June 30, 2003 primarily due to a 13.1% increase in order volume. This increase in order volume was primarily due to continued growth in organic order volume from new and existing marketing initiatives and expanded product offerings. Organic order volume excludes the effects of acquisitions made during the prior 12 months.

Total costs of goods sold and services provided

	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004	Year Ended June 30, 2004	Year Ended June 30, 2003
		Predecessor	Combined	Predecessor	% Change
	(in thousands)
Florist segment	$20,919	$39,774	$60,693	$57,111	6.3%
Consumer segment	66,682	96,609	163,291	144,286	13.2%
Corporate	823	1,674	2,497	2,508	(0.4)%
Total costs of goods sold and services provided	$88,424	$138,057	$226,481	$203,905	11.1%

Costs of goods sold and services provided for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $88.4 million and $138.1 million, respectively. Combined costs of goods sold and services provided increased by $22.6 million, or 11.1%, to $226.5 million for the year ended June 30, 2004, compared to $203.9 million for the year ended June 30, 2003. As a percent of revenue, gross margins decreased to 43.0% for the combined year ended June 30, 2004 from 43.9% for the year ended June 30, 2003, primarily attributable to the higher percentage of total sales in the Company’s lower margin consumer segment.

Costs of goods sold and services provided associated with the florist segment for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $20.9 million and $39.8 million, respectively. Combined costs of goods sold and services provided associated with the florist segment increased by $3.6 million, or 6.3%, to $60.7 million for the year ended June 30, 2004, compared to $57.1 million for the year ended June 30, 2003. This increase was primarily attributable to increased revenues in the florist segment, as previously noted. As a percent of revenue, the florist segment’s gross margin remained relatively consistent at 66.3% for the combined year ended June 30, 2004 compared to 66.9% for the year ended June 30, 2003.

Costs of goods sold and services provided associated with the consumer segment for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $66.7 million and $96.6 million, respectively. Combined costs of goods sold and services provided associated with the consumer segment increased by $19.0 million, or 13.2%, to $163.3 million for the year ended June 30, 2004, compared to $144.3 million for the year ended June 30, 2003. This increase was primarily attributable to increased revenues, as previously noted. As a percent of revenue, the consumer segment’s gross margin remained relatively consistent at 24.7% for the combined year ended June 30, 2004 compared to 24.4% for the year ended June 30, 2003.

Costs of goods sold and services provided related to corporate activities for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $0.8 million and $1.7 million, respectively. Combined costs of goods sold and services provided associated with corporate activities remained constant at $2.5 million for the years ended June 30, 2004 and June 30, 2003. These costs are related to the development and support of the internal corporate technology platforms.

Advertising and selling costs

	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004	Year Ended June 30, 2004	Year Ended June 30, 2003
		Predecessor	Combined	Predecessor	% Change
	(in thousands)
Florist segment	$19,344	$36,426	$55,770	$52,196	6.8%
Consumer segment	10,368	13,815	24,183	19,831	21.9%
Total advertising and selling costs	$29,712	$50,241	$79,953	$72,027	11.0%

Advertising and selling costs for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $29.7 million and $50.2 million, respectively. Combined advertising and selling costs increased by $8.0 million, or 11.0%, to $80.0 million for the year ended June 30, 2004, compared to $72.0 million for the year ended June 30, 2003.

Advertising and selling costs associated with the florist segment for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $19.3 million and $36.4 million, respectively. Combined advertising and selling costs associated with the florist segment increased by $3.6 million, or 6.8%, to $55.8 million for the year ended June 30, 2004, compared to $52.2 million for the year ended June 30, 2003. This increase is primarily due to increased costs related to a headcount increase in the florist segment’s sales force.

Advertising and selling costs associated with the consumer segment for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $10.4 million and $13.8 million, respectively. Combined advertising and selling costs associated with the consumer segment increased by $4.4 million, or 21.9%, to $24.2 million for the year ended June 30, 2004, compared to $19.8 million for the year ended June 30, 2003. The increase was primarily due to an increase in online advertising and direct marketing expenses. The increase in online advertising expense is primarily the result of an increase in order volume associated with online advertising placements. Certain of these online agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites. The Company records expenses related to these agreements based on an estimated per order cost, taking into consideration the most likely number of orders to be generated under each such agreement. The increase in direct marketing expense is related to both new marketing programs and partnerships entered into during the current fiscal year and growth from existing programs.

General and administrative costs and management fees

	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004	Year Ended June 30, 2004	Year Ended June 30, 2003
		Predecessor	Combined	Predecessor	% Change
	(in thousands)
Florist segment	$2,680	$7,108	$9,788	$11,366	(13.9)%
Consumer segment	5,728	9,918	15,646	13,883	12.7%
Corporate	11,819	39,654	51,473	25,363	102.9%
Total general and administrative costs and management fees	$20,227	$56,680	$76,907	$50,612	52.0%

General and administrative costs and management fees for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $20.2 million and $56.7 million, respectively. Combined general and administrative costs and management fees increased by $26.3 million, or 52.0%, to $76.9 million for the year ended June 30, 2004, compared to $50.6 million for the year ended June 30, 2003.

General and administrative costs associated with the florist segment for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $2.7 million and $7.1 million, respectively. Combined general and administrative costs associated with the florist segment decreased by $1.6 million, or 13.9%, to $9.8 million for the year ended June 30, 2004, compared to $11.4 million for the year ended June 30, 2003. This decrease is due to cost control efforts in the florist business operations and reduced depreciation expense due to assets becoming fully depreciated.

General and administrative costs associated with the consumer segment for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $5.7 million and $9.9 million, respectively. Combined general and administrative costs associated with the consumer segment increased by $1.7 million, or 12.7%, to $15.6 million for the year ended June 30, 2004, compared to $13.9 million for the year ended June 30, 2003. This increase was primarily related to an increase in headcount related to the expansion of the technology department and increased Web hosting and customer service costs resulting from growth in order volume.

Corporate general and administrative costs and management fees for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $11.8 million and $39.7 million, respectively. Combined corporate general and administrative costs and management fees increased by $26.1 million to $51.5 million for the year ended June 30, 2004, compared to $25.4 million for the year ended June 30, 2003. This increase was primarily due to $23.4 million of expenses related to the 2004 Going Private Transaction. Of the $23.4 million of expenses, $10.7 million related to the settlement of outstanding stock options, $5.3 million related to financial advisory fees and expenses, $2.9 million related to stay and sale bonuses and $2.2 million related to a directors and officers tail insurance policy, with the remaining costs related primarily to legal and accounting fees. The remaining increase in corporate general and administrative costs and management fees was primarily due to severance related costs of $3.3 million and a $1.0 million increase in amortization expense related to the increased book basis of software and the customer list as a result of the revaluation of assets in conjunction with the 2004 Going Private Transaction, offset by a decrease of $1.5 million in deferred compensation expense related to restricted stock that became fully vested during fiscal year 2003.

Other income and expenses

	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004	Year Ended June 30, 2004	Year Ended June 30, 2003
		Predecessor	Combined	Predecessor	% Change
	(in thousands)
Interest income	$(137)	$(22)	$(159)	$(168)	(5.4)%
Interest expense	9,365	532	9,897	1,577	NM
Interest expense and prepayment fees on shares subject to mandatory redemption	6,689	—	6,689	—	NM
Other expense (income), net	63	(1,105)	(1,042)	10,728	NM
Total other (income) and expenses	$15,980	$(595)	$15,385	$12,137	26.8%

Total other income and expenses for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $16.0 million of expense and $0.6 million of income, respectively. Combined other income and expenses increased by $3.3 million, or 26.8%, to $15.4 million of expense for the year ended June 30, 2004, compared to $12.1 million of expense for the year ended June 30, 2003.

Interest income for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 was $137,000 and $22,000, respectively. Combined interest income remained constant at $0.2 million for years ended June 30, 2004 and June 30, 2003.

Interest expense for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 was $9.4 million and $0.5 million, respectively. Interest expense increased by $8.3 million to $9.9 million for the combined year ended June 30, 2004, compared to $1.6 million for the year ended June 30, 2003. This increase is primarily due to the incurrence of new indebtedness used in the financing of the 2004 Going Private Transaction.

Interest expense and prepayment fees related to the preferred stock increased to $6.7 million for the period from February 24, 2004 through June 30, 2004 from zero for the year ended June 30, 2003, related to interest expense on the preferred stock issued in connection with the 2004 Going Private Transaction.

Other expense and income for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 was $63,000 of expense and $1.1 million of income, respectively. Combined other income and expense was $1.0 million of income for the year ended June 30, 2004, compared to $10.7 million of expense for the year ended June 30, 2003. The primary reason for this change is the $11.0 million charge that was recorded in fiscal year 2003 associated with the settlement of the consolidated shareholder class action litigation related to the Predecessor’s 2002 Merger with FTD.COM, in addition to the $1.5 million gain that was recorded in fiscal year 2004 related to the receipt of insurance proceeds related to the consolidated shareholder class action lawsuit associated with the Predecessor’s 2002 Merger with FTD.COM.

Quarterly Financial Information (Unaudited) (In thousands, except per share amounts)

	First	Second	Third	Fourth	Fiscal
Fiscal Year Ended June 30, 2005	Quarter	Quarter	Quarter	Quarter	Year
Total revenues	$82,071	$108,254	$124,892	$122,578	$437,795
Gross profit	37,001	48,564	52,652	51,561	189,778
Income from operations	7,920	14,389	3,493	13,844	39,646
Net income (loss)	$(3,147)	$756	$(25,585)	$5,376	$(22,600)
Net income (loss) per common share—basic	$(0.24)	$0.06	$(1.14)	$0.18	$(1.15)
Net income (loss) per common share—diluted	$(0.24)	$0.06	$(1.14)	$0.18	$(1.15)

	Predecessor							Combined
				Period from		Period from
				January 1, 2004		February 24, 2004
Fiscal Year Ended June 30, 2004	First Quarter	Second Quarter		through February 23, 2004		through March 31, 2004	Fourth Quarter	Fiscal Year
Total revenues	$73,576	$96,795		$75,308		$30,980	$120,401	$397,060
Gross profit	34,375	42,590		30,657		13,977	48,980	170,579
Income (loss) from operations	8,331	7,667		(15,297	)(1)	2,776 (2)	10,242 (2)	13,719	(1)(2)
Net income (loss)	$4,808	$5,541	(3)	$(11,951	)(4)	$(2,604)	$(1,893)	$(6,099	)(3)(4)
Net loss per common share—basic						$(0.20)	$(0.14)
Net loss per common share—diluted						$(0.20)	$(0.14)

(1)             During the period from January 1, 2004 through February 23, 2004, the Predecessor recorded merger related expenses of $23.4 million related to the 2004 Going Private Transaction as a component of selling, general and administrative expenses.

(2)             During the period from February 24, 2004 through March 31, 2004, the Company recorded, as a component of selling, general and administrative expenses, severance costs of $0.7 million and during the fourth quarter of fiscal year 2004, the Company recorded $2.6 million of severance costs, both of which are associated with the departure of certain of the Company’s senior executives shortly following the consummation of the 2004 Going Private Transaction.

(3)             In the second quarter of fiscal year 2004, the Predecessor recorded as a component of other expense, net, a gain of $1.5 million as a result of a settlement with the insurance carrier that maintained a policy covering FTD and its directors and officers.

(4)             As a result of entering into the 2004 Credit Agreement, unamortized deferred financing costs associated with the then existing debt were expensed during the period from January 1, 2004 through February 23, 2004, resulting in a net loss on extinguishments of debt of $0.4 million, which was included in other expense, net.

Liquidity and Capital Resources

Cash and cash equivalents increased by $6.4 million to $8.9 million at June 30, 2005 from $2.5 million at June 30, 2004.

The following table summarizes key cash flow information for the year ended June 30, 2005, for the period from July 1, 2003 through February 23, 2004 and the period from February 24, 2004 through June 30, 2004:

			Predecessor	Combined
		Period from	Period from
		February 24, 2004	July 1, 2003
	Year Ended	through	through	Year Ended
	June 30, 2005	June 30, 2004	February 23, 2004	June 30, 2004
Net cash provided by (used in) operating activities	$35,027	$(8,776)	$9,031	$255
Net cash used in investing activities	$(14,076)	$(422,628)	$(4,169)	$(426,797)
Net cash provided by (used in) financing activities	$(14,708)	$433,583	$(6,468)	$427,115

Cash provided by operating activities was $35.0 million for the year ended June 30, 2005, which primarily consisted of net loss, after adding back the financing related expenses such as interest expense and prepayment fees on the mandatorily redeemable preferred shares, which are reflected as financing activities in the statement of cash flows, and non-cash items such as depreciation, amortization, the provisions for doubtful accounts, deferred income taxes and provisions for obsolete inventory.

Cash used in operating activities for the period from February 24, 2004 through June 30, 2004 was $8.8 million and cash provided by operating activities for the period from July 1, 2003 through February 23, 2004 was $9.0 million. Combined cash provided by operating activities for the year ended June 30, 2004 was $0.3 million and was primarily attributable to net income, after adding back non-cash items such as depreciation, amortization and the provision for doubtful accounts, and an increase in other accrued liabilities of $6.3 million primarily related to an increase in accrued interest related to the Notes, partially offset by an increase in accounts receivable of $9.7 million primarily related to an increase in current accounts receivable partially related to an increase in sales, the establishment of restricted cash of $7.3 million and an increase in prepaid expenses and other of $5.4 million primarily related to an increase in prepaid taxes.

Cash used in investing activities was $14.1 million for the year ended June 30, 2005, which primarily consisted of $8.5 million related to the acquisition of certain assets of The Flower Concierge, Inc. and capital expenditures for depreciable fixed assets, such as furniture and equipment, of $1.5 million and capital expenditures for amortizable intangibles, such as costs related to the development and implementation of internal use software and other technology costs, of $4.1 million.

Cash used in investing activities for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 was $422.6 million and $4.2 million, respectively. Combined fiscal year 2004 cash used in investing activities was $426.8 million and was primarily related to the 2004 Going Private Transaction, capital expenditures for depreciable fixed assets, such as furniture and equipment, of $0.9 million and capital expenditures for amortizable intangibles, such as costs related to the development and implementation of internal use software and other information technology costs, of $4.8 million.

Cash used in financing activities was $14.7 million for the year ended June 30, 2005, which primarily consisted of $192.2 million in net proceeds from the issuance of common stock related to the initial public offering and the underwriters’ overallotment option, partially offset by $186.8 million for the repurchase of preferred stock, which was paid in full using the proceeds from the offering and the redemption of $4.9 million of the Notes on April 15, 2005. In addition, the Company repaid $15.8 million in long-term debt during the period, consisting of $0.8 million in scheduled principal repayments and voluntary repayments of $15.0 million.

Cash provided by financing activities was $433.6 million for the period from February 24, 2004 through June 30, 2004 and cash used by financing activities for the period from July 1, 2003 through February 23, 2004 was $6.5 million. Combined fiscal year 2004 cash provided by provided by financing activities was $427.1 million and was primarily attributable to $260.0 million in proceeds from the issuance of long term debt, $145.4 million in capital contribution in preferred stock and $39.1 million in capital contribution in common stock, all of which are related to the 2004 Going Private Transaction, offset by $10.7 million of deferred financing costs and $6.5 million of repayments of the revolving credit facility.

The Company’s principal sources of liquidity are cash from operations and funds available for borrowing under the 2004 Credit Agreement. The 2004 Credit Agreement provides for aggregate borrowings of up to $135.0 million and consists of a five-year $50.0 million revolving credit facility and a seven-year $85.0 million term loan, which was used in connection with the 2004 Going Private Transaction. A portion of the revolving credit facility is available as a letter of credit sub-facility and as a swing-line facility. Borrowings under the revolving credit facility are used to finance working capital, capital expenditures, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs. The revolving credit facility included $2.1 million in letters of credit outstanding and had availability of $47.9 million at June 30, 2005.

FTD, Inc. obtained a waiver to the 2004 Credit Agreement, which waived the requirement that the Company use 50% of the net proceeds from the initial public offering to pay down outstanding amounts under the 2004 Credit Agreement. In addition, in conjunction with the initial public offering, the management services agreement with Leonard Green & Partners, L.P. was terminated in consideration of a lump sum payment by the Company to Leonard Green & Partners, L.P. of $12.5 million in accordance with the management services agreement.

The 2004 Credit Agreement includes covenants that, among other things, required that as of June 30, 2005, FTD, Inc. maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments) to consolidated interest expense, a fixed charge coverage ratio and a leverage ratio. FTD, Inc. was in compliance with all debt covenants as of June 30, 2005, after giving effect to the waiver discussed above. The debt covenant ratios are detailed below:

	Actual Ratio	Required Ratio
	as of June 30, 2005	as of June 30, 2005
Interest Expense Coverage	3.22	2.20 minimum
Fixed Charge Coverage	3.39	1.50 minimum
Leverage	3.66	5.50 maximum

Debt covenant targets are adjusted quarterly in accordance with the terms of the 2004 Credit Agreement.

In addition to its debt service obligations, the Company’s remaining liquidity requirements are primarily for working capital needs and capital expenditures. The Company believes, based on current circumstances, that its existing and future cash flows from operations, together with borrowings under the 2004 Credit Agreement, will be sufficient to fund its working capital needs, capital expenditures and to make interest and principal payments as they become due under the terms of the 2004 Credit Agreement for the foreseeable future.

Summary Disclosures About Contractual Obligations and Commercial Commitments

The Company leases various office facilities, a warehouse and equipment under non-cancelable operating leases. In addition, the Company has entered into agreements for services related to credit card processing, advertising and technology. In accordance with Generally Accepted Accounting Principles, these obligations are not recognized as liabilities in the consolidated balance sheets. The following tables reflect a summary of the Company’s contractual cash obligations and other commercial commitments at June 30, 2005 (in thousands):

Payments Due by Period

		Less Than	1 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years
Long-term debt(1)	$239,080	$1,633	$1,700	$1,700	$234,047
Interest on the Notes	118,657	13,184	26,368	26,368	52,737
Operating leases	8,611	2,473	3,811	1,160	1,167
Estimated future benefit payments—the salaried employees’ pension plan	1,330	100	185	275	770
Estimated future benefit payments—retiree medical plan	1,300	140	270	255	635
Credit card processing	3,510	1,080	2,430	—	—
Advertising and promotional items	1,274	1,274	—	—	—
Technology related	2,087	2,087	—	—	—
Purchase obligations(2)	1,473	1,473
Estimated pension contribution	490	490	—	—	—
Total contractual cash obligations	$377,812	$23,934	$34,764	$29,758	$289,356

(1)          Under the 2004 Credit Agreement, the maturity of outstanding debt could be accelerated if FTD, Inc. does not maintain certain financial and operating covenants. Any such acceleration could result in an acceleration of the maturity of the outstanding Notes. At June 30, 2005, the Company was in compliance with the covenants contained in the 2004 Credit Agreement.

(2)          Purchase obligations include inventory items, assuming transactions are carried to contractual term and do not reflect cancellations within the Company’s control; such cancellations could result in amounts owed being less than those reflected above.

		Expiration Per Period
	Total Amounts	Less Than	1 to 3	4 to 5	After 5
Other Commercial Commitments:	Committed	1 Year	Years	Years	Years
Letters of credit	$2,059	$1,811	$248	$—	$—

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Revenue Recognition

Revenues generated by the florist segment of the Company for processing floral and specialty gift orders through the clearinghouse are recorded in the month the orders are delivered. Revenues for other services related to the processing of such orders (including equipment rentals and transmission charges) are recorded in the period the service is provided. Sales of florist shop supplies are recorded when the products are shipped. Revenues relating to publications are recognized ratably over the period in which the publications are issued. Revenues associated with FTD Florists’ Online Web site hosting and Flowers All Hours are recorded in the period the service is provided. Cash rebates which are earned by florists under a customer incentive program in conjunction with a credit card clearing service offered by the Company are classified as contra-revenue, in accordance with EITF Issue No. 01-9.

In addition, the Company also sells computer equipment and software to FTD members. The Company follows the provisions of SOP 97-2, as amended by SOP 98-9. SOP 97-2 requires revenue earned on software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, post-contract customer support, installation and training) to be allocated to each element based on the relative fair values of the elements. The Company recognizes revenue from hardware products which are sold separately (including specified upgrades/enhancements) at the time of shipment. The Company recognizes revenue from software products which are sold and the related hardware on which the software is loaded, when all required elements have been delivered. For systems that are being leased, the Company recognizes hardware and software revenue ratably over the period of the lease agreement. Support revenue is recognized over the period the support services are provided. Installation and training revenues are recognized at the time of occurrence.

The Company’s consumer segment recognizes 100% of the order value as revenue and recognizes the associated costs of goods sold and services provided when the order is fulfilled. FTD.COM recognizes revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because it bears the risks and benefits associated with the revenue-generating activities by: (1) acting as a principal in the transaction; (2) establishing prices; (3) being responsible for fulfillment of the order; (4) taking the risk of loss for collection, delivery and returns; and (5) marketing its products, among other things. If the relative amounts of risks and rewards borne by FTD.COM associated with processing floral and specialty gift orders were to change in the future, FTD.COM’s reporting policy related to revenue recognition and costs of goods sold and services provided could change.

Distribution Agreements

FTD.COM has entered into Internet distribution agreements pursuant to which FTD.COM receives various services, including advertising space on shopping and search-oriented Web sites, portal links to FTD.COM’s Web site and marketing of FTD.COM’s product offerings through co-branded Web sites. Certain of these agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites. FTD.COM records expenses related to these agreements based on an estimated per order cost taking into consideration the anticipated number of orders to be generated under each such agreement calculated in accordance with the process described in Concepts Statement No. 7 issued by the Financial Accounting Standards Board (“FASB”). The number of orders generated is impacted by a variety of factors, including but not limited to, the volume of traffic experienced on the third party’s Web sites, existence of other advertisements on the third party’s Web site and advertisement placement on the third party’s Web site.

Many of these factors are outside of FTD.COM’s control. If a change in estimate were to occur, the cumulative effect on reported expenses would be recognized in the period during which the change occurs.

Accounts Receivable

Accounts receivable consist primarily of amounts due to the Company from normal business activities. The Company’s management must make estimates of accounts receivable that will not be collected. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s credit-worthiness, as determined by the Company’s review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated losses based upon historical experience and specific customer collection issues that it has identified. The Company utilizes external third party collection efforts and litigation when reasonable internal collection efforts have been exhausted. Trade receivables are written off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that the Company will continue to experience the same credit loss rates as in the past. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for doubtful accounts may be required.

Inventory

The Company’s inventory consists of finished goods and is stated at the lower of cost or market value. The Company’s management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on recent selling prices, the age of inventory and forecasts of product demand by aging category. A significant increase in the demand for the Company’s products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, the Company’s estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory. Product demand is impacted by promotional incentives offered by the Company and customer preferences, among other things. In the future, if the Company’s inventory is determined to be overvalued, it would be required to recognize such costs in cost of goods sold at the time of such determination. Therefore, although the Company’s management seeks to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of inventory and the Company’s reported operating results.

Long-lived Assets

The Company recognizes intangible assets at fair value, whether acquired individually or as a part of a group of assets where the entire cost of the group of assets is allocated to the individual assets based on their relative fair values. The subsequent accounting for intangible assets depends on whether its useful life is indefinite or finite.

An intangible asset with a determinable finite useful life is amortized evenly over that useful life, however, the Company re-evaluates whether an intangible asset has an indefinite or finite useful life during each reporting period. In addition, the Company assesses the impairment if events or changes in circumstances indicate that the carrying value may not be recoverable.

An intangible asset with an indefinite useful life is not amortized and is reviewed at least annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired. The Company determines if an impairment exists by comparing the fair value of the intangible asset with its carrying value. For goodwill, the Company compares the fair value of the reporting unit with its carrying value. Any excess of carrying value of goodwill over its fair value is recognized as an impairment loss in continuing operations. In addition, if an indefinite lived intangible asset is subsequently determined to have a finite useful life, the intangible asset is written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life.

Deferred Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. The Company has determined that it is more likely than not that its deferred tax assets will be realized.

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”). SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.

Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS 123(R) on July 1, 2005 using the prospective method and Black-Scholes as the option valuation model. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS 123(R) using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation costs for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). However, had the Company adopted Statement 123(R) in prior periods, the impact of this standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) and net loss per share in Note 1 to the consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company expects pre-tax stock-based compensation in fiscal year 2006 to be approximately $0.5 million.

From time to time, the staff of the SEC communicates its interpretations of accounting rules and regulations. The manner by which these views are communicated varies by topic. While these communications represent the views of the staff, they do not carry the authority of law or regulation. Nonetheless, the practical effect of these communications is that changes in the staff’s views from time to time can impact the accounting and reporting policies of public companies.

Related Party Transactions

For the period from July 1, 2003 to February 23, 2004 and fiscal year 2003, the Predecessor incurred expenses of $1.3 million and $2.0 million, respectively, related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc., which were stockholders or affiliates of the Predecessor. The Predecessor’s management consulting services agreement with these parties required payments aggregating $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses. The management consulting services agreement with the above listed parties terminated upon the consummation of the 2004 Going Private Transaction.

In connection with the 2004 Going Private Transaction, FTD, Inc. entered into the management services agreement with Leonard Green & Partners, L.P., whereby Leonard Green & Partners, L.P. provided management, consulting and financial planning services in exchange for an annual management fee of $2.0 million, payable in equal monthly installments commencing in March 2004. This agreement was terminated in February 2005, in connection with the initial public offering in consideration of a lump sum payment of $12.5 million by FTD, Inc. to Leonard Green & Partners L.P., in accordance with the management services agreement. For the year ended June 30, 2005, the Company incurred expenses, including the termination fee, of $13.9 million, related to the management services agreement with Leonard Green & Partners, L.P. For the period from February 24, 2004 through June 30, 2004, the Company incurred expenses of $0.7 million, related to the management services agreement with Leonard Green & Partners, L.P.

In addition, the management services agreement provided for the payment to Leonard Green & Partners, L.P. of customary fees for services provided in connection with major transactions, reimbursement for reasonable out-of-pocket expenses and a closing fee of $7.0 million, which was paid upon consummation of the 2004 Going Private Transaction.

Factors That May Affect The Company

The following items are risks, which may affect the Company. The risks described below are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially and adversely affect the Company’s business, financial condition or results of operations.

Market competition among the Company’s existing and potential competitors could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The consumer markets for flowers and specialty gifts are highly competitive and fragmented, and the products the Company offers can be purchased from numerous sources. In the Company’s consumer segment, the Company competes with traditional florists and gift retailers, as consumers choose whether to give their business to a traditional florist, specialty gift retailer or a direct marketer. After a consumer has chosen a direct marketer, the Company further competes with other floral and specialty gift direct marketers, including those that use Web sites, toll free telephone numbers and catalogs. These competitors include direct marketers, such as 1-800-FLOWERS.COM, Inc. and Proflowers.com. Recently, Teleflora has established a direct marketing service for floral items on its Teleflora.com Web site.

Although less fragmented, the Company’s florist segment also faces competition. Management believes that the Company and Teleflora are the two largest floral wire-service providers in the U.S. based on membership, with Teleflora being the larger of the two. Teleflora offers some products and services that are comparable to those offered by the Company, and most florists subscribe to one or more of these competing services. In addition, 1-800-FLOWERS.COM, Inc. operates Bloomlink, a smaller floral wire-service provider.

Competition in the Internet commerce channel of distribution may intensify, as the nature of the Internet as a marketplace facilitates competitive entry and comparative shopping. Some of the Company’s existing and potential competitors may have significant competitive advantages over the Company, including larger customer bases and greater technical expertise, brand recognition or Internet commerce experience. In addition, some of the Company’s existing and potential competitors may be able to devote significantly greater resources to marketing campaigns, attracting traffic to their Web sites, call centers and system development. They also may be able to respond more quickly and effectively than the Company can to new or changing opportunities, technological developments or customer requirements. In addition, the Company expects competition to continue to increase particularly in the consumer segment because there are few barriers to entry into the floral and specialty gift businesses and because of the relative ease with which new Web sites can be developed. Moreover, traditional retailers and other companies engaged in Internet commerce, including Internet portal companies, may seek to become direct marketers of floral products. Increased competition may result in lower revenues due to price reductions, reduced gross margins and loss of market share. The Company cannot assure you that it will be able to compete successfully or that competitive pressures will not have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The Company’s revenues and operating results fluctuate on a seasonal basis and may suffer if revenues during peak seasons do not meet the Company’s expectations.

The Company’s business is seasonal. For example, the Company generated 18.8%, 24.7%, 28.5% and 28.0% of its total revenue in the three-month periods ended September 30, December 31, March 31 and June 30 of fiscal year 2005, respectively. The Company’s quarterly revenue and operating results typically exhibit seasonality similar to that experienced in the fiscal year ended June 30, 2005. For example, revenue and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, fall within that quarter. In addition, depending on the year, the popular floral holiday of Easter sometimes falls within the quarter ending March 31 and sometimes falls within the quarter ending June 30. For the fiscal year ended June 30, 2005, Easter was during the third quarter, while Easter fell within the fourth quarter for the fiscal years ended June 30, 2003 and 2004.

The Company’s operating results may suffer if revenues during its peak seasons do not meet expectations. If revenues during these periods do not meet expectations, the Company may not generate sufficient revenue to offset increased costs incurred in preparation for peak seasons and the Company’s operating results may suffer. The Company’s working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth above. Moreover, the operational risks described elsewhere in these risk factors may be significantly exacerbated if the events described therein were to occur during a peak season.

The Company is dependent on its strategic relationships to help promote the Company’s www.ftd.com Web site; failure to establish, maintain or enhance these relationships could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The Company believes that its strategic relationships with leading Internet portal companies, other online retailers and direct marketers are critical to attract customers, facilitate broad market acceptance of the Company’s products and brands and enhance its sales and marketing capabilities. A failure to maintain existing strategic relationships or to establish additional relationships that generate a significant amount of traffic from other Web sites could limit the growth of the Company’s business. Establishing and maintaining relationships with leading Internet portal companies, other online retailers and direct marketers is competitive and expensive. The Company may not successfully enter into additional relationships. In addition, the Company may not be able to renew existing relationships beyond their current terms or may be required to pay significant fees to maintain and expand those relationships.

Further, many Internet portal companies, other online retailers, and direct marketers that the Company may approach to establish an advertising presence or with whom it already has an existing relationship may also provide advertising services for the Company’s competitors. As a result, these companies may be reluctant to enter into, maintain or expand a relationship with the Company. The Company’s business, financial condition, results of operations and cash flow may suffer if it fails to enter into new relationships or maintain or expand existing relationships, or if these relationships do not result in traffic sufficient to justify their costs.

In addition, the Company is subject to many risks beyond its control that influence the success or failure of its strategic relationships. For example, traffic to the Company’s www.ftd.com Web site could decrease if the traffic to the Web site of an Internet portal company on which the Company advertises decreases or if the Internet portal companies become direct marketers of floral products. The Company’s business could be harmed if any of the Internet portal companies, other online retailers or direct marketers with whom it has strategic relationships experience financial or operational difficulties or other developments that have a material adverse effect on their performance under the Company’s agreements. The occurrence of any of these events could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The Company is dependent on third parties who fulfill orders and deliver goods and services to its customers and their failure to provide the Company’s customers with high quality products and customer service may harm the Company’s brand and could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The Company believes that its success in promoting and enhancing its brand depends on the Company’s success in providing its customers high quality products and a high level of customer service. The Company’s business depends, in part, on the ability of its network of independent FTD members and third-party suppliers who fulfill the Company’s orders to do so at high quality levels. The Company works with FTD members and third-party suppliers to develop best practices for quality assurance; however, the Company does not directly control or continuously monitor any FTD member or third-party supplier. Since the Company does not have constant, direct control over these FTD members and third-party suppliers, issues regarding the quality of flowers, as well as interruptions or delays in product fulfillment may be difficult or impossible to remedy in a timely fashion. The failure of the Company’s network of FTD members or third-party suppliers to fulfill orders to the Company’s customers’ satisfaction, at an acceptable quality level and within the required timeframe, could cause the Company to lose customers, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The Company also depends upon a number of third parties for delivery of goods to its customers. For example, the Company relies on third-party shippers, including United Parcel Service and Federal Express, to deliver specialty gift merchandise to customers. Strikes or other service interruptions affecting these shippers could have an adverse effect on the Company’s ability to deliver merchandise on a timely basis. A disruption in any of the Company’s shippers’ ability to deliver its products could cause the Company to lose customers, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The Company’s success is dependent on the intellectual property that it uses.

The Company regards the “FTD” trademark, the “Mercury Man” logo, the “FTD.COM” Internet domain name and the other service marks and trademarks, as well as other intellectual property that the Company uses in its business as critical to its success. Since 1994, the Company and its subsidiaries have applied for the registration of and have been issued trademark registrations for more than 150 trademarks and service marks used in the Company’s business in the U.S. and various foreign countries; however, in some other countries, there are certain pre-existing and potentially conflicting trademark registrations held by third parties. The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures, contractual provisions and license and other agreements with employees, customers and others to protect the Company’s intellectual property rights. In addition, the Company may also rely on the third-party owners of the intellectual property rights it licenses to protect those rights. The Company licenses some of its intellectual property rights, including the Mercury Man logo, to third parties. The steps taken by the Company and those third parties to protect the Company’s intellectual property rights may not be adequate, and other third parties may infringe or misappropriate its intellectual property rights. This could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving.

The Company is also subject to the risk of adverse claims and litigation alleging that its business practices infringe on the intellectual property rights of others. For example, on December 30, 2003, Teleflora filed a complaint against FTD, Inc. in the U.S. District Court for the Northern District of California in San Jose, which includes allegations of misappropriation of trade secrets and copyright infringement. Although that particular lawsuit has been settled, similar claims may result in lengthy and costly litigation. Moreover, resolution of a claim may require the Company or one of its subsidiaries to obtain a license to use those intellectual property rights or possibly to cease using those rights altogether. Any of those events could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

Computer systems or telephone services failures could have a material adverse effect on the Company.

The Company currently depends on third parties to develop, host and maintain its www.ftd.com Web site and to provide telephone services to its 1-800-SEND-FTD toll-free telephone number. If these third parties experience system failures as a result of failing to adequately maintain their systems or otherwise, the Company would experience interruptions and its customers might not continue to utilize the Company’s services. There can be no assurance that the Company’s resources to maintain the systems that support its www.ftd.com Web site or its 1-800-SEND-FTD toll-free telephone number will be sufficient. In addition, the Company owns systems, including the Mercury Network and an order processing and customer service system for its consumer segment, which provide communication to the Company’s fulfilling florists and consumer order services. The Company may experience interruptions in service due to failures by these systems. The continued and uninterrupted performance of the Company’s computer systems is critical to the success of its business strategy. Unanticipated problems affecting those systems could cause interruptions in the Company’s services. Any damage or failure that interrupts or delays operations may dissatisfy customers and could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

In addition, the Company’s Internet customers depend on their Internet service providers for access to the www.ftd.com Web site. These providers have experienced significant outages in the past and could experience outages, delays and other difficulties in the future. These types of occurrences could cause users to perceive the Company’s www.ftd.com Web site as not functioning properly and therefore cause them to stop using its services, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

Loss of FTD members or a decrease in average revenue per FTD member could have a material adverse effect on the Company’s revenues and operating results.

The Company currently provides a suite of products and services to approximately 20,000 FTD members located primarily in North America. If the Company is not able to maintain or increase its membership base in conjunction with maintaining or increasing the average revenue per FTD member, the Company’s business, financial condition, results of operations and cash flow may suffer.

The Company may be unable to increase capacity or introduce enhancements to its www.ftd.com Web site or its 1-800-SEND-FTD toll-free telephone number in a timely manner or without service interruptions.

A key element of the Company’s strategy is to generate a high volume of traffic on its www.ftd.com Web site and its 1-800-SEND-FTD toll-free telephone number. However, the Company may not be able to accommodate all of the growth in user demand through its www.ftd.com Web site or through its 1-800-SEND-FTD toll-free telephone number. The Company’s inability to add additional hardware and software to upgrade its existing technology or network infrastructure to accommodate in a timely manner increased traffic to its www.ftd.com Web site or increased volume through its 1-800-SEND-FTD toll-free telephone number, may cause decreased levels of customer service and satisfaction. Failure to implement new systems effectively or within a reasonable period of time could have a material adverse affect on the Company’s business, financial condition, results of operations and cash flow.

The Company also regularly introduces additional or enhanced features and services to retain current customers and attract new customers to its www.ftd.com Web site. If the Company introduces a feature or a service that is not favorably received, the Company’s current customers may not use its www.ftd.com Web site as frequently, or the Company may not be successful in attracting new customers. The Company may also experience difficulties that could delay or prevent it from introducing new services and features. Furthermore, these new services or features may contain errors that are discovered only after they are introduced. The Company may need to significantly modify the design of these services or features to correct errors. Customers encountering difficulty with or not accepting new services or features could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

Online privacy concerns, FTC enforcement of privacy policy statements and security breaches could harm the Company’s Internet business.

The Federal Trade Commission, or FTC, has proposed regulations regarding the collection and use of personal information obtained from individuals when accessing Web sites, with particular emphasis on access by minors. In addition, other governmental authorities have proposed regulations to govern the collection and use of personal information that may be obtained from customers or visitors to Web sites. These regulations may include requirements that procedures be established to disclose and notify users of the Company’s www.ftd.com Web site of the Company’s privacy and security policies, obtain consent from users for collection and use of personal information and provide users with the ability to access, correct or delete personal information stored by the Company. In addition, the FTC has made inquiries and investigations of companies’ practices with respect to their users’ personal information collection and dissemination practices to confirm these are consistent with stated privacy policies and to determine whether precautions are taken to secure consumer’s personal information. The FTC has made inquiries, and in a number of situations, brought actions against companies to enforce the privacy policies of these companies, including policies relating to security of consumers’ personal information.

In fiscal year 2003, the FTC made an inquiry relating to an incident that occurred with respect to the www.ftd.com Web site. As a result of the incident, some personal information of fewer than 350 customers could have been accessible to others without authorization. After supplying the FTC staff with written responses to its inquiry and answering their questions, the FTC staff members conducting this inquiry advised FTD.COM that the FTC staff was recommending no further action be taken. The New York Attorney General’s Office, internal bureau, also requested information about the incident previously reviewed by the FTC. FTD.COM provided the information requested by the New York Attorney General’s Office in June 2003 and to date has not received any further questions or requests from the New York Attorney General’s Office.

Becoming subject to the FTC’s regulatory and enforcement efforts or to those of another governmental authority could have a material adverse effect on the Company’s ability to collect demographic and personal information from users, which, in turn, could have a material adverse effect on its marketing efforts, business, financial condition, results of operations and cash flow. In addition, the adverse publicity regarding the existence or results of an investigation could have an adverse impact on customers’ willingness to use the Company’s Web site and thus could adversely impact the Company’s future revenues.

Security on the Internet requires having in place reasonable measures to protect against foreseeable risks and keeping technology and procedures up to date. The Company cannot guarantee that its security measures and procedures will prevent security breaches. The Company’s www.ftd.com Web site uses licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card and debit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology the Company uses to protect customer transaction data. Since secure transmission of confidential information over the Internet is essential in maintaining consumer confidence in its www.ftd.com Web site, substantial or ongoing security breaches of the Company’s system or other Internet-based systems could significantly harm the Company’s Internet business. While the Company’s www.ftd.com Web site has not experienced any material security breaches, any penetration of network security or other misappropriation of the Company’s users’ personal information could subject the Company to liability. The Company could be held liable for claims based on unauthorized purchases with credit card or debit card information, impersonation or other similar fraud claims. Claims could also be based on other misuses of personal information, such as unauthorized marketing activities. These claims could result in litigation and financial liability. Security breaches could also damage the Company’s reputation and expose the Company to a risk of loss or litigation and possible liability.

The Company may also incur substantial expense to protect against and remedy security breaches and their consequences. A party that is able to circumvent the Company’s security systems could misappropriate proprietary information or cause interruptions in operations. The Company’s insurance policies’ limits may not be adequate to reimburse the Company for losses caused by security breaches.

The Company may be unable to effectively market its international fulfillment capabilities to North American consumers and a decline in the quality of orders sent abroad could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

As part of its business strategy, the Company intends to continue to market its affiliation with approximately 30,000 florists outside North America to North American consumers who may be interested in sending flowers to relatives, friends and business associates living abroad. This international aspect of the Company’s business is subject to the risk of inconsistent quality of merchandise and disruptions or delays in delivery because these foreign florists may not necessarily adhere to the same quality control standards as FTD members who fulfill orders in North America. North American consumers who choose not to place subsequent orders with the Company because they were not satisfied with the results of an order they sent abroad could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The Company’s business could be injured by significant credit card or debit card fraud.

Orders placed through the Company’s www.ftd.com Web site or 1-800-SEND-FTD toll-free telephone number typically are paid for using a credit card or debit card. The Company’s net sales and gross margins would decrease if it experienced significant credit card or debit card fraud. Failure to adequately detect and avoid fraudulent credit card or debit card transactions could cause the Company to lose its ability to accept credit cards or debit cards as forms of payment and result in charge-backs of the fraudulently charged amounts. Furthermore, this could reduce the Company’s net sales and gross margins because widespread credit card or debit card fraud may lessen the Company’s customers’ willingness to purchase products over the Internet using their credit cards or debit cards. As a result, such failure could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The Company is exposed to the credit risk of FTD members.

When an FTD member fulfills an order from an originating FTD member, the Company becomes liable to the fulfilling FTD member for payment on the order, even if the Company does not receive payment from the originating FTD member. Accordingly, the Company is subject to the credit risk of FTD members. Although it reserves for this exposure, the Company cannot assure you that the exposure will not be greater than it anticipates. An increase in the exposure, coupled with material instances of default, could have an adverse effect on the Company’s business, financial condition, results of operations and cash flow.

Slowdowns in general economic activity may detrimentally impact consumer spending on flowers and other products the Company sells which would have an adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The Company’s business is sensitive to the business cycle of the national economy. Consumer spending on flowers and specialty gifts may be influenced by general economic conditions and the availability of discretionary income. A decline in general economic conditions may have a material adverse effect on demand for the Company’s products, which could cause sales of the Company’s products to decrease, or result in a shift to lower margin products. There can be no assurances that future economic conditions will be favorable to the floral and specialty gifts markets. A decline in the demand for the Company’s products due to deteriorating economic conditions could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

If the supply of flowers or any other perishable product the Company offers for sale becomes limited, the price of these products could rise or these products may be unavailable and the Company’s revenues and gross margins could decline.

Many factors, such as weather conditions, agricultural limitations and restrictions relating to the management of pests and disease, affect the supply of flowers and the price of the Company’s floral products. If the supply of flowers available for sale is limited, prices of flowers could rise, which could cause customer demand for the Company’s floral products to be reduced and its revenues and gross margins to decline. Alternatively, the Company may not be able to obtain high quality flowers in an amount sufficient to meet customer demand. Even if available, flowers from alternative sources may be of lesser quality and/or may be more expensive than those currently offered by the Company.

The availability and price of these products could be affected by a number of other factors affecting suppliers, including:

•       import duties and quotas;

•       time-consuming import regulations or controls at airports;

•       changes in trading status;

•       economic uncertainties and currency fluctuations;

•       foreign government regulations and political unrest;

•       governmental bans or quarantines;

•       trade restrictions, including U.S. retaliation against foreign trade practices; or

•       severe weather.

The operating and financial success of the Company’s business is dependent on the financial performance of the U.S. retail floral industry.

The operating and financial success of the Company’s business has been and is expected to continue to be dependent on the financial performance of the retail floral industry. There can be no assurance that the retail floral industry will not decline, that consumer preferences for, and purchases of, floral products will not decline, or that retail florist revenues or inter-city floral delivery transactions will not decline in absolute terms. A sustained decline in the sales volume of the retail floral industry could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

Future governmental regulation could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The Company purchases perishable products from suppliers in foreign countries, which subjects it to various federal, state and local government regulations, including regulations imposed by the U.S. Food & Drug Administration, or FDA, the U.S. Department of Labor, Occupational Safety and Health Administration, or OSHA, the U.S. Department of Agriculture, or USDA, and Animal and Plant Health Inspection Service, or APHIS. These agencies or other federal, state or local food regulatory authorities may require the Company to make changes to its importation procedures and sales and handling operations. These changes may increase the Company’s cost of operations or the Company may not be able to make the requested governmental changes or obtain any required permits, licenses or approvals in a timely manner, or at all. Failure to make requested changes or to obtain or maintain a required permit, license or approval could cause the Company to incur substantial compliance costs and delay the availability of, or cancel, certain product offerings. In addition, any inquiry or investigation from a regulatory authority could have a negative impact on the Company’s reputation. The occurrence of any of these events could harm the Company’s business and have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

Government regulations and legal uncertainties relating to the Internet and online commerce could negatively impact the Company’s Internet business.

Online commerce is relatively new and rapidly changing, and federal and state regulations relating to the Internet and online commerce are evolving. Currently, there are few laws or regulations directly applicable to the Internet or online commerce on the Internet, and the laws governing the Internet that exist remain largely unsettled. New Internet laws and regulations could dampen growth in use and acceptance of the Internet for commerce. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy is uncertain. The vast majority of those laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not expressly contemplate or address the unique issues presented by the Internet and related technologies. Further, growth and development of online commerce have prompted calls for more stringent consumer protection laws, both in the U.S. and abroad. The adoption or modification of laws or regulations applicable to the Internet could have a material adverse effect on the Company’s Internet business operations. The Company is also subject to regulations not specifically related to the Internet, including laws affecting direct marketers and advertisers.

In 1998, the Internet Tax Freedom Act was enacted, which generally placed a three-year moratorium on state and local taxes on Internet access and on multiple or discriminatory state and local taxes on electronic commerce. This moratorium was extended until November 1, 2007. The Company cannot predict whether this moratorium will be extended in the future or whether future legislation will alter the nature of the moratorium. If this moratorium is not extended in its current form, state and local governments could impose additional taxes on Internet-based transactions, and these taxes could decrease the Company’s ability to compete with traditional retailers and could have a material adverse effect on the

Company’s business, financial condition, results of operations and cash flow. Further, if the moratorium is not extended in its current form, state and local governments could impose additional taxes on Internet access. This could result in the reduced use of the Internet as a medium for commerce, which could have a material adverse affect on the Company’s Internet business operations.

Several telecommunications carriers have requested that the Federal Communications Commission, or FCC, regulate telecommunications over the Internet. Due to the increasing use of the Internet and the burden it has placed on the current telecommunications infrastructure, telephone carriers have requested the FCC to regulate Internet service providers and impose access fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase dramatically. This could result in the reduced use of the Internet as a medium for commerce, which could have a material adverse effect on the Company’s Internet business operations.

Federal, state and local governments may attempt to impose additional sales and use taxes or other taxes on the business activities conducted by the Company’s consumer segment, including its past sales, which could decrease the Company’s ability to compete with traditional retailers, reduce its sales and have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

In accordance with current industry practice by floral and specialty gift direct marketers and the Company’s interpretation of applicable law, the Company’s consumer segment collects and remits sales taxes only with respect to deliveries made in a limited number of states where its online and telephonic sales channels have physical presence. If states successfully challenge this practice and impose sales and use taxes on orders delivered in states where the Company does not have physical presence, it could incur substantial tax liabilities for past sales and lose sales in the future. In addition, future changes in the operation of the Company’s online and telephonic sales channels could result in the imposition of additional sales and use tax obligations. Moreover, a number of states, as well as the U.S. Congress, have been considering various legislative initiatives that could result in the imposition of additional sales and use taxes on sales over the Internet, which if enacted could require the Company to collect additional sales and use taxes. The imposition of sales or use tax liability for past or future sales could decrease the Company’s ability to compete with traditional retailers and have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The Company may not successfully integrate future acquisitions, which could have a material adverse effect on its business, financial condition, results of operations and cash flow.

The Company has completed only four acquisitions in its operating history. The Company may seek to expand its business partly through acquisitions. However, if any reasonable acquisition candidates were to be identified, the Company cannot assure you that it will succeed in:

•       completing acquisitions;

•       integrating acquired operations into its existing operations; or

•       expanding into new markets.

The Company also cannot assure you that future acquisitions will not have an adverse effect on its operating results, particularly in the fiscal quarters immediately following their completion while the Company integrates the operations of the acquired business. In particular, all of the Company’s acquisitions have been acquisitions of domestic direct marketing companies. Accordingly, the foregoing risks may be relatively more likely if the Company undertakes an acquisition transaction with a different type of business (e.g. a foreign corporation or one operating in space with which the Company is less experienced). Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity comparable with those achieved by the Company’s existing operations, or otherwise perform as expected.

The Company may incur restructuring or impairment charges that would reduce its earnings.

The Company may incur restructuring charges in connection with any future acquisitions. These restructuring charges would be undertaken to realign its operations, eliminate duplicative functions, rationalize its operating facilities and products and reduce staff. In addition, the Company’s consolidated financial statements reflect significant amount of goodwill and intangible assets. On July 1, 2002, the Company adopted SFAS, No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. SFAS No. 142 requires the Company to perform an annual assessment for possible impairment of its goodwill and intangible assets. If the Company determines its goodwill or intangibles to be impaired, the resulting non-cash charge could be substantial.

During peak periods, the Company utilizes temporary employees and outsourced staff, who may not be as well-trained or committed to its customers as its permanent employees, and their failure to provide the Company’s customers with high quality products and customer service may cause the Company’s customers not to return, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The Company depends on its customer service department to respond to its customers should they have questions or problems with their orders. During peak periods, the Company relies on its permanent employees, as well as temporary employees and outsourced staff to respond to customer inquiries. During peak periods, temporary employees and outsourced staff may constitute up to approximately 70% of the Company’s customer service department employees. These temporary employees and outsourced staff may not have the same level of commitment to the Company’s customers or be as well trained as its permanent employees. If the Company’s customers are dissatisfied with the quality of the products or the customer service they receive, they may not shop with the Company again, which could have a material adverse effect on its business, financial condition, results of operations and cash flow.

The Company has substantial debt and may incur additional indebtedness, which may restrict its operations and impair the Company’s ability to meet its obligations.

The Company has indebtedness that is substantial in relation to its stockholders’ equity. As of June 30, 2005, the Company and its subsidiaries had approximately $239.1 million of outstanding debt and approximately $205.7 million of stockholders’ equity. For the fiscal year ended June 30, 2005, interest expense totaled $55.2 million, comprised of $20.5 million of interest expense on FTD, Inc.’s 7.75% Senior Subordinated Notes and senior credit facility and $34.7 million, related to interest and prepayment fees associated with the Company’s senior and junior preferred stock, which was repurchased in connection with the initial public offering. In addition, subject to restrictions in the indenture governing FTD, Inc.’s outstanding 7.75% Senior Subordinated Notes due 2014 (the “Notes”), and restrictions in FTD, Inc.’s senior credit facility, the Company and its subsidiaries may incur additional indebtedness.

The degree to which the Company and its subsidiaries are leveraged and have high interest expense will have important consequences, including the following:

•       The Company’s ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, business development efforts and general corporate or other purposes may be impaired;

•       A substantial portion of the Company’s cash flow from operations will be dedicated to the payment of interest and principal on its indebtedness, thereby reducing funds available for other purposes, including the Company’s operations, capital expenditures or future business opportunities;

•       The Company’s operations are restricted by its debt instruments, which contain material financial and operating covenants, and those restrictions may limit, among other things, the Company’s ability to borrow money in the future for working capital, capital expenditures, acquisitions or other purposes;

•       The Company’s leverage may place it at a competitive disadvantage as compared with its less leveraged competitors;

•       The Company’s substantial degree of leverage will make it more vulnerable in the event of a downturn in general economic conditions or its business; and

•       The Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates may be limited.

The Company’s ability to service its debt and other obligations depends on operating performance, which is affected by economic conditions, financial, business and other factors, many of which are beyond its control.

The Company’s ability to service its debt and other obligations depends on its operating performance, which is affected by prevailing economic conditions and financial, business and other factors, many of which are beyond its control. For the fiscal year ended June 30, 2005, interest expense totaled $55.2 million, comprised of $20.5 million of interest expense on the Notes and senior credit facility, and $34.7 million, related to interest expense and prepayment fees associated with the Company’s senior and junior preferred stock, which was repurchased in connection with the initial public offering. Accordingly, interest expense exceeded operating income for that period. Although the Company’s interest expense has been reduced due to the repurchase of the Company’s junior and senior preferred stock in February 2005, the Company’s business may not generate sufficient cash flow, and future financings may not be available to provide sufficient funds, to meet these obligations or to successfully execute the Company’s business strategies. As a result, the Company could default on its debt obligations, which would have a material adverse effect on the Company’s business and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The Company’s debt obligations expose it to variable rate debt, which makes it vulnerable to increases in interest rates.

As of June 30, 2005, the Company and its subsidiaries had approximately $239.1 million of outstanding debt and approximately $205.7 million of stockholders’ equity. Approximately 29% of that debt (or $69.0 million aggregate principal amount) bore interest at variable rates, and the Company may experience material increases in its interest expense as a result of increases in interest rate levels generally. The Company’s exposure to interest rate risk is primarily the result of borrowings under its bank credit facilities. The Company’s results of operations are affected by changes in market interest rates on these borrowings. A 1% increase in the interest rate would result in additional annual interest expense of $690,000.

Restrictions in FTD, Inc.’s debt instruments limit FTD, Inc.’s ability to take certain actions and breaches thereof could impair the Company’s liquidity.

FTD, Inc.’s senior credit facility and the indenture governing FTD, Inc.’s outstanding senior subordinated notes contain covenants that restrict FTD, Inc.’s ability to:

•       pay dividends or redeem or repurchase capital stock;

•       incur additional indebtedness and grant liens;

•       make acquisitions and joint venture investments;

•       sell assets; and

•       make capital expenditures.

FTD, Inc.’s senior credit facility also requires FTD, Inc. to comply with financial covenants relating to, among other things, interest coverage and leverage. FTD, Inc. may not be able to satisfy these covenants in the future and the Company may not be able to pursue its strategies within the constraints of these covenants.

FTD, Inc.’s senior credit facility is fully and unconditionally guaranteed on a joint and several basis by FTD Group, Inc. and FTD, Inc.’s existing and future, direct and indirect domestic subsidiaries. FTD, Inc.’s senior credit facility and guarantees are secured by first priority security interests in, and mortgages on, substantially all of FTD, Inc.’s and FTD, Inc.’s direct and indirect domestic subsidiaries’ tangible and intangible assets and first priority pledges of all the equity interests owned by the Company in FTD, Inc. and owned by FTD, Inc. in its existing and future direct and indirect domestic subsidiaries and 66% of the equity interests owned by FTD, Inc. in its existing and future non-domestic subsidiaries.

A breach of a covenant contained in the Company’s or its subsidiaries’ debt instruments could result in an event of default under one or more of such debt instruments. Such breaches could permit the lenders under FTD, Inc.’s senior credit facility to declare all amounts borrowed thereunder to be due and payable, and the commitments of such lenders to make further extensions of credit could be terminated. In addition, the maturity date of FTD, Inc.’s outstanding senior subordinated notes could be accelerated and all amounts due and owing under such notes could become due and payable. Either of these actions would materially and adversely impair the Company’s liquidity. In addition, secured lenders could proceed against their collateral. The Company does not presently expect that alternative sources of financing will be available to the Company under these circumstances or available on attractive terms.

Green Equity Investors IV, L.P. has significant voting power and may take actions that may not be in the best interest of the Company’s other stockholders.

As of June 30, 2005, Green Equity Investors IV, L.P., and an affiliate, both of which are affiliates of Leonard Green & Partners, L.P., beneficially owned approximately 52.8% of the Company’s outstanding common stock. As a result, Green Equity Investors IV, L.P. has the ability to exert substantial influence over all matters requiring approval by the Company’s stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of the Company’s assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from Green Equity Investors IV, L.P. For example, Green Equity Investors IV, L.P. could delay or prevent an acquisition or merger even if the transaction might be perceived as benefiting other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for the Company’s common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

The Company is a holding company and its access to the cash flow of its subsidiaries is subject to restrictions.

The Company is a holding company for its wholly-owned subsidiary, FTD, Inc., and it does not have and may not in the future have any material assets other than the common stock of FTD, Inc. The Company conducts its operations through FTD, Inc. The Company’s available cash will depend upon the cash flow of FTD, Inc. and the ability of FTD, Inc. to make funds available to the Company in the form of loans, dividends or otherwise. FTD, Inc. is a party to an indenture governing its outstanding subordinated notes and its senior credit facility, each of which imposes substantial restrictions on FTD, Inc.’s ability to pay dividends to the Company. Any payment of dividends will be subject to the satisfaction of certain financial conditions set forth in the indenture governing FTD, Inc.’s outstanding senior subordinated notes and its senior credit facility. The ability of FTD, Inc. and its subsidiaries to comply with these conditions in the indenture governing FTD, Inc.’s outstanding senior subordinated notes and its senior credit facility may be affected by events that are beyond the Company’s control. The breach of these conditions could result in a default under the indenture governing FTD, Inc.’s outstanding senior subordinated notes and its senior credit facility, and in the event of any such default, the holders of FTD, Inc.’s outstanding senior subordinated notes and/or the lenders under its senior credit facility could elect to accelerate the maturity of all of FTD, Inc.’s outstanding senior subordinated notes or the loans under its senior credit facility. If the maturity of FTD, Inc.’s outstanding senior subordinated notes or the loans under its senior credit facility were to be accelerated, all such outstanding debt would be required to be paid in full before FTD, Inc. or its subsidiaries would be permitted to distribute any assets or cash to the Company. The Company expects future borrowings by FTD, Inc. to contain restrictions or prohibitions on the payment of dividends by FTD, Inc. and its subsidiaries to the Company.

Forward-Looking Information

This annual report on Form 10-K contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company’s outlook, anticipated revenue growth and profitability; the anticipated benefits of investments in new products, programs and offerings; and opportunities and trends within both the consumer and florist segments, including opportunities to expand these businesses and capitalize on growth opportunities or increase penetration of service offerings. These forward-looking statements are based on management’s current expectations, assumptions, estimates and projections about the Company and its industry. Investors are cautioned that actual results could differ from those anticipated by the forward-looking statements as a result of: the Company’s ability to acquire and retain FTD members and continued recognition by FTD members of the value of the Company’s products and services; the acceptance by FTD members of new or modified service offerings recently introduced; the Company’s ability to sell additional products and services to FTD members; the Company’s ability to expand existing marketing partnerships and secure new marketing partners within the consumer segment; the success of the Company’s marketing campaigns; the ability to retain customers and maintain average order value within the consumer segment; the existence of failures in the Mercury Network or the Company’s consumer segment systems; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company’s ability to manage or reduce its level of expenses within both the consumer and florist segments; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; the Company’s ability to increase capacity and introduce enhancements to its Web sites; the Company’s ability to integrate additional partners or acquisitions, if any are identified; and other factors described in the annual report on Form 10-K, including under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Factors that May Affect the Company.” These factors, along with other potential risks and uncertainties, are discussed in the Company’s reports and other documents filed with the SEC. The forward-looking statements included in this document are only made as of the date of this document, and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to interest rate risk is primarily the result of borrowings under its bank credit facilities. At June 30, 2005, $69.0 million of debt was outstanding under the 2004 Credit Agreement. Borrowings under the 2004 Credit Agreement are secured by first priority security interests in, and mortgages on, substantially all of the Company’s tangible and intangible assets. The Company’s results of operations are affected by changes in market interest rates on these borrowings. A 1% increase in the interest rate would result in additional annual interest expense of $690,000.

The Company will continue to monitor changing economic conditions. Based on current circumstances, the Company does not expect a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.

The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar and the Euro. The resulting foreign currency exchange adjustments are included in the other comprehensive income (loss) caption on the consolidated statements of operations and comprehensive income and were not material for the years ended June 30, 2005, 2004 or 2003. The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future, as the transactions denominated in Canadian dollars and Euros are not material to the Company’s consolidated financial statements. Therefore, the Company does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar or Euro.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required by this item are set forth on pages F-1 through F-36 of this Form 10-K and the related schedules are set forth on pages F-37 through F-41 of this Form 10-K.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.                CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.               OTHER INFORMATION

Not applicable.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth under the caption “Election of Directors” in the Proxy Statement related to the Company’s 2005 annual meeting of stockholders and is incorporated herein by reference. Information regarding executive officers of the Company will be set forth under the caption “Executive Officers” in the Proxy Statement and is incorporated herein by reference. Information required by Item 405 of Regulation S-K will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

Item 11.                 EXECUTIVE COMPENSATION

The information required by this item will be set forth under the caption “Executive Compensation” in the Proxy Statement and, except for the information under the captions “Executive Compensation—Compensation Committee Report on Executive Compensation” and “Stockholder Return Comparison,” is incorporated herein by reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements, Financial Statement Schedules and Exhibits

(1) & (2) The consolidated financial statements and schedules which are filed as part of this Form 10-K are set forth in the Index to Consolidated Financial Statements and Schedules on Page F-1.

(3) See accompanying Index to Exhibits beginning on Page E-1. Management contracts or compensatory plans or arrangements are marked with an asterisk on such Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTD Group, Inc.
By:	/s/ MICHAEL J SOENEN
	Name:	Michael J. Soenen
	Title:	President and Chief Executive Officer
	Date:	September 19, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL J. SOENEN	President and Chief Executive Officer	September 19, 2005
Michael J. Soenen	(Principal Executive Officer)
/s/ CARRIE A. WOLFE	Chief Financial Officer (Principal	September 19, 2005
Carrie A. Wolfe	Accounting and Financial Officer)
/s/ PETER J. NOLAN	Director	September 19, 2005
Peter J. Nolan
/s/ JOHN M. BAUMER	Director	September 19, 2005
John M. Baumer
/s/ TIMOTHY J. FLYNN	Director	September 19, 2005
Timothy J. Flynn
/s/ ROBERT S. APATOFF	Director	September 19, 2005
Robert S. Apatoff
/s/ ADAM M. ARON	Director	September 19, 2005
Adam M. Aron
/s/ TED C. NARK	Director	September 19, 2005
Ted C. Nark

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of June 30, 2005 and 2004	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended June 30, 2005, for the period from February 24, 2004 through June 30, 2004, for the period from July 1, 2003 through February 23, 2004 and for the year ended June 30, 2003

F-4

Consolidated Statements of Stockholders’ Equity for the year ended June 30, 2005, for the period from February 24, 2004 through June 30, 2004, for the period from July 1, 2003 through February 23, 2004 and for the year ended June 30, 2003

F-5

Consolidated Statements of Cash Flows for the year ended June 30, 2005, for the period from February 24, 2004 through June 30, 2004, for the period from July 1, 2003 through February 23, 2004 and for the year ended June 30, 2003

F-6
Notes to Consolidated Financial Statements	F-7
Schedule I—Condensed Financial Information of FTD Group, Inc. (Parent Company Only)	F-37
Schedule II—Valuation and Qualifying Accounts	F-41

Report of Independent Registered Public Accounting Firm

The Board of Directors

We have audited the accompanying consolidated balance sheets of FTD Group, Inc. (the Company) at June 30, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows of the Company for the year ended June 30, 2005 and for the period from inception (February 24, 2004) through June 30, 2004 and of the Predecessor for the period from July 1, 2003 through February 23, 2004 and for the year ended June 30, 2003. Our audits also included the financial statement schedules listed in Item 15(a). These financial statements and schedules are the responsibility of the management of the Company and its Predecessor. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for the year ended June 30, 2005 and the period from inception (February 24, 2004) through June 30, 2004 for the Company and for the period from July 1, 2003 through February 23, 2004 and for the year ended June 30, 2003 for the Predecessor, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Chicago, Illinois
August 4, 2005

FTD GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2005	June 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$8,890	$2,491
Restricted cash	—	7,261
Accounts receivable, less allowance for doubtful accounts of $2,521 at June 30, 2005 and $5,067 at June 30, 2004	23,419	27,572
Inventories, net	6,495	9,392
Deferred income taxes	2,550	4,296
Prepaid expenses and other current assets	7,782	10,312
Total current assets	49,136	61,324
Property and equipment:
Land and improvements	1,380	1,380
Building and improvements	14,291	14,196
Computer equipment	3,345	2,663
Furniture and equipment	2,814	2,108
Total	21,830	20,347
Less accumulated depreciation	3,790	1,136
Property and equipment, net	18,040	19,211
Other assets:
Deferred financing fees, net	8,527	10,219
Computer software, net	11,010	12,175
Other noncurrent assets	8,985	6,513
Other intangible assets, less accumulated amortization of $3,393 at June 30, 2005 and $834 at June 30, 2004	17,380	11,673
Trademark	121,577	121,577
Goodwill	336,659	337,196
Total other assets	504,138	499,353
Total assets	$571,314	$579,888
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,498	$41,311
Customer deposits	5,143	5,441
Unearned income	2,522	2,059
Accrued interest	4,993	5,529
Accrued compensation	4,128	4,084
Other accrued liabilities	5,058	13,604
Current maturities of long-term debt	1,633	850
Total current liabilities	64,975	72,878
Senior secured credit facility	67,330	83,938
Senior subordinated notes	170,117	175,000
Post-retirement benefits and accrued pension obligations	2,856	2,717
Deferred income taxes	60,289	57,814
Junior preferred stock subject to mandatory redemption	—	75,780
Senior preferred stock subject to mandatory redemption	—	76,299
Stockholders’ equity:
Common stock: $0.01 par value, 75,000,000 shares authorized; 29,451,791 and 13,333,339 shares issued and outstanding as of June 30, 2005 and 2004, respectively	295	133
Paid-in capital	232,759	39,867
Accumulated deficit	(27,097)	(4,497)
Accumulated other comprehensive loss	(210)	(41)
Total stockholders’ equity	205,747	35,462
Total liabilities and stockholders’ equity	$571,314	$579,888

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

			Predecessor
	Year Ended June 30, 2005	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004	Year Ended June 30, 2003
Revenues:
Products	$265,329	$105,665	$164,512	$246,609
Services	172,466	45,716	81,167	116,734
Total revenues	437,795	151,381	245,679	363,343
Costs of Goods Sold and Services Provided:
Products	228,263	81,929	125,216	184,075
Services	19,754	6,495	12,841	19,830
Total costs of goods sold and services provided	248,017	88,424	138,057	203,905
Gross Profit:
Products	37,066	23,736	39,296	62,534
Services	152,712	39,221	68,326	96,904
Total gross profit	189,778	62,957	107,622	159,438
Operating Expenses:
Advertising and selling	85,399	29,712	50,241	72,027
General and administrative	50,836	19,560	55,380	48,612
Management fees	13,897	667	1,300	2,000
Total operating expenses	150,132	49,939	106,921	122,639
Income from operations	39,646	13,018	701	36,799
Other Income and Expenses:
Interest income	(649)	(137)	(22)	(168)
Interest expense	20,466	9,365	532	1,577
Interest expense and prepayment fees on shares subject to mandatory redemption	34,732	6,689	—	—
Other expense (income), net	(390)	63	(1,105)	10,728
Total other income and expenses	54,159	15,980	(595)	12,137
Income (loss) before income tax	(14,513)	(2,962)	1,296	24,662
Income tax expense	8,087	1,535	2,898	15,373
Net income (loss)	$(22,600)	$(4,497)	$(1,602)	$9,289
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	156	(41)	38	261
Minimum pension liability adjustment, net of income tax benefit of $217 and $172 for years ended June 30, 2005 and 2003, respectively	(325)	—	—	(33)
Comprehensive income (loss)	$(22,769)	$(4,538)	$(1,564)	$9,517
Net loss per Common Share—basic	$(1.15)	$(0.34)
Net loss per Common Share—diluted	$(1.15)	$(0.34)
Weighted Average Common Shares Outstanding:
Basic	19,722	13,334
Diluted	19,722	13,334

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Predecessor
			Class A		Class B
	common stock		common stock		common stock		Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	capital
Balance at June 30, 2002	—	$—	14,629	$146	3,000	$2	$148,708
Net income	—	—	—	—	—	—	—
Deferred compensation expense	—	—	—	—	—	—	—
Tax benefits from stock-related compensation	—	—	—	—	—	—	282
Foreign currency translation adjustment	—	—	—	—	—	—	—
Minimum pension liability adjustment	—	—	—	—	—	—	—
Issuance of stock previously held in treasury	—	—	—	—	—	—	(142)
Repurchase of common stock into treasury	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	888	9	(888)	(1)	(8)
Balance at June 30, 2003	—	—	15,517	155	2,112	1	148,840
Net loss	—	—	—	—	—	—	—
Deferred compensation expense	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Issuance of stock previously held in treasury	—	—	—	—	—	—	1
Issuance of stock previously held in treasury for class action suit	—	—	—	—	—	—	1,417
Forfeiture of restricted stock	—	—	(10)	—	—	—	(159)
Conversion of Class B common stock to Class A common stock	—	—	48	—	(48)	—	—
Balance at February 23, 2004	—	—	15,555	155	2,064	1	150,099
2004 Going Private Transaction (see Note 3)	13,333	133	(15,555)	(155)	(2,064)	(1)	(110,232)
Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Balance at June 30, 2004	13,333	133	—	—	—	—	39,867
Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Minimum pension liability adjustment	—	—	—	—	—	—	—
Management share purchase	276	3	—	—	—	—	824
Initial Public Offering (see Note 2)	15,408	154	—	—	—	—	186,797
Exercise of overallotment	435	5	—	—	—	—	5,271
Balance at June 30, 2005	29,452	$295	—	$—	—	$—	$232,759

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In thousands)

	Retained	Foreign
	earnings	Currency	Minimum	Unamortized			Total
	(accumulated	Translation	Pension	restricted	Treasury Stock		stockholders’
	deficit)	Adjustments	Liability	stock	Shares	Amount	equity
Balance at June 30, 2002	$(16,375)	$(183)	$(666)	$(1,639)	1,062	$(15,776)	$114,217
Net income	9,289	—	—	—	—	—	9,289
Deferred compensation expense	—	—	—	1,572	—	—	1,572
Tax benefits from stock-related compensation	—	—	—	—	—	—	282
Foreign currency translation adjustment	—	261	—	—	—	—	261
Minimum pension liability adjustment	—	—	(33)	—	—	—	(33)
Issuance of stock previously held in treasury	—	—	—	(183)	(41)	572	247
Repurchase of common stock into treasury	—	—	—	—	218	(3,512)	(3,512)
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	—	—
Balance at June 30, 2003	(7,086)	78	(699)	(250)	1,239	(18,716)	122,323
Net loss	(1,602)	—	—	—	—	—	(1,602)
Deferred compensation expense	—	—	—	51	—	—	51
Foreign currency translation adjustment	—	38	—	—	—	—	38
Issuance of stock previously held in treasury	—	—	—	(30)	(4)	61	32
Issuance of stock previously held in treasury for class action suit	—	—	—	—	(139)	2,021	3,438
Forfeiture of restricted stock	—	—	—	159	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	—	—
Balance at February 23, 2004	(8,688)	116	(699)	(70)	1,096	(16,634)	124,280
2004 Going Private Transaction (see Note 3)	8,688	(116)	699	70	(1,096)	16,634	(84,280)
Net loss	(4,497)	—	—	—	—	—	(4,497)
Foreign currency translation adjustment	—	(41)	—	—	—	—	(41)
Balance at June 30, 2004	(4,497)	(41)	—	—	—	—	35,462
Net loss	(22,600)	—	—	—	—	—	(22,600)
Foreign currency translation adjustment	—	156	—	—	—	—	156
Minimum pension liability adjustment	—	—	(325)	—	—	—	(325)
Management share purchase	—	—	—	—	—	—	827
Initial Public Offering (see Note 2)	—	—	—	—	—	—	186,951
Exercise of overallotment	—	—	—	—	—	—	5,276
Balance at June 30, 2005	$(27,097)	$115	$(325)	$—	—	$—	$205,747

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

			Predecessor
	2005	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004	2003
Cash flows from operating activities:
Net income (loss)	$(22,600)	$(4,497)	$(1,602)	$9,289
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,113	1,958	4,103	6,439
Amortization	5,386	1,780	1,274	1,459
Interest expense and prepayment fees on mandatorily redeemable shares	34,732	6,689	—	—
Deferred compensation expense	—	—	51	1,572
Amortization and write off of deferred financing costs	1,934	440	600	263
Provision for doubtful accounts	4,250	1,132	2,103	3,420
Provision for obsolete inventory	1,954	43	208	1,224
Deferred income taxes	4,438	(287)	(518)	3,722
Increase (decrease) in cash due to changes in operating assets and liabilities, net of acquisitions:
Restricted cash	—	(7,261)	—	1,400
Accounts receivable	(2,953)	1,049	(10,728)	(1,943)
Inventories	943	522	(1,497)	(504)
Prepaid expenses and other	3,400	743	(6,168)	544
Other noncurrent assets	258	22	123	106
Accounts payable	187	(17,532)	21,213	(5,487)
Other accrued liabilities, unearned income, and customer deposits	(2,015)	6,423	(131)	8,896
Net cash provided by (used in) operating activities	35,027	(8,776)	9,031	30,400
Cash flows from investing activities:
Acquisitions	(8,472)	—	—	(12,426)
Capital expenditures	(5,604)	(1,579)	(4,169)	(4,528)
Going private transaction with Nectar Merger Corporation	—	(421,049)	—	—
Expenditures related to the 2002 Merger	—	—	—	(2,504)
Decrease in officer notes receivable	—	—	—	248
Net cash used in investing activities	(14,076)	(422,628)	(4,169)	(19,210)
Cash flows from financing activities:
Net proceeds from the issuance of common stock	192,227	—	—	—
Repurchase of preferred stock	(186,811)	—	—	—
Repayments of long-term debt	(20,708)	(212)	—	—
Capital contribution—common stock	827	39,064	—	—
Capital contribution—preferred stock	—	145,390	—	—
Deferred financing costs	(243)	(10,659)	—	(224)
Proceeds from the issuance of long-term debt	—	260,000	—	—
Net proceeds from (repayments of) revolving credit facility	—	—	(6,500)	(40,500)
Issuance of treasury stock	—	—	32	247
Repurchase of treasury stock	—	—	—	(5,463)
Net cash provided by (used in) financing activities	(14,708)	433,583	(6,468)	(45,940)
Effect of foreign exchange rate changes on cash	156	(41)	38	261
Net increase (decrease) in cash and cash equivalents	6,399	2,138	(1,568)	(34,489)
Cash and cash equivalents at beginning of period	2,491	353	1,921	36,410
Cash and cash equivalents at end of period	$8,890	$2,491	$353	$1,921
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$18,624	$3,395	$360	$1,465
Income taxes	$36	$3,324	$7,238	$11,418

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of the Business

FTD Group, Inc., formerly Mercury Man Holdings Corporation, is a Delaware corporation that was formed in 2003 by Green Equity Investors IV, L.P. (“Green Equity Investors”), a private investment fund affiliated with Leonard Green & Partners, L.P., solely for the purpose of acquiring majority ownership of FTD, Inc. As used in this Form 10-K, the term the “Company” refers to FTD Group, Inc., including its wholly-owned subsidiary, FTD, Inc.

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

On February 24, 2004, the Company completed a going private transaction, in which Nectar Merger Corporation, which was a wholly-owned subsidiary of the Company, merged with and into FTD, Inc. with FTD, Inc. continuing as the surviving corporation (the “2004 Going Private Transaction”). See Note 3 for further detail. The results of operations presented herein for all periods prior to the 2004 Going Private Transaction are referred to as the results of operations of the “Predecessor.”

On November 23, 2004, the Company filed a registration statement with the Securities and Exchange Commission, (the “SEC”) on Form S-1 (Registration No. 333-120723), relating to an initial public offering of the Company’s common stock. The registration statement was declared effective by the SEC on February 8, 2005. See Note 2 for further detail.

On February 7, 2005, the stockholders approved an increase in the number of authorized shares to 75,000,000, as well as a 1-for-3 reverse stock split. All common share and per share amounts reflect this reverse stock split.

The Company provides floral-related products and services to consumers and retail florists, as well as other retail locations offering floral products, in the floral retail market. The Company generates its revenue from two segments, the florist segment and the consumer segment.

Through its florist business, the Company provides products and services, such as clearinghouse services, technology products and services and floral shop supplies, to approximately 20,000 FTD members in the U.S. and Canada, and connects approximately 30,000 additional florists through affiliated or related organizations in 150 countries outside of North America.

The consumer segment is comprised of FTD.COM, an Internet and telephone marketer of flowers and specialty gifts, which sells products directly to consumers primarily through the www.ftd.com Web site and the 1-800-SEND-FTD toll-free telephone number.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, FTD, Inc. The accounts of FTD, Inc. include its wholly-owned subsidiary, FTD.

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies

FTD includes its wholly-owned subsidiaries, FTD.COM and FTD Canada, Inc. as well as its indirect wholly-owned subsidiary, Renaissance. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of deposits with banks and short-term investments with original maturities of three months or less from the date of purchase.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, customer deposits, unearned income and other accrued liabilities approximate fair value due to the short term maturities of these financial instruments. At June 30, 2005, the carrying amount of long-term debt, including the current portion, was $239.1 million, which was comprised of the $170.1 million of 7.75% Senior Subordinated Notes (the “Notes”) and $69.0 million in borrowings under the Senior Secured Credit Facility (the “2004 Credit Agreement”). The estimated fair value at June 30, 2005 of the long-term debt, including the current portion was $234.9 million, which was comprised of $165.9 million related to the Notes and $69.0 million in borrowings under the 2004 Credit Agreement. The estimated fair value of the Notes is based on quoted market prices for such Notes as of June 30, 2005.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to the Company from normal business activities. The Company’s management must make estimates of accounts receivable that will not be collected. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s credit-worthiness, as determined by the Company’s review of their current credit information. In certain circumstances the Company may require deposits from its customers. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated losses based upon historical experience and specific customer collection issues that it has identified. The Company utilizes external third party collection efforts and litigation when reasonable internal collection efforts have been exhausted. The Company’s policy for determining past due balances is based on when the original billing was incurred. Trade receivables are written off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that the Company will continue to experience the same credit loss rates as in the past. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for doubtful accounts may be required.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or market value. Cost is determined using the weighted average method.

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. The useful lives range from five to thirty years for building and improvements, three to five years for Mercury Technology computer equipment and two to ten years for furniture and equipment.

Software to be Sold, Leased, or Marketed

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 requires that all costs relating to the purchase or internal development and production of a computer software product to be sold, leased or otherwise marketed be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company capitalizes all eligible computer software costs incurred once technological feasibility is established. The Company amortizes these costs using the greater of the straight-line method over a period of three to five years or the revenue method prescribed by SFAS No. 86.

The costs are recorded as computer software on the Consolidated Balance Sheets as of June 30, 2005 and 2004. At June 30, 2005 and 2004, the net book value of capitalized computer software costs related to the purchase or internal development and production of a computer software product to be sold, leased or otherwise marketed was $4.1 million and $5.6 million, respectively, including projects in process. During the year ended June 30, 2005, the period from February 24, 2004 through June 30, 2004, the period from July 1, 2003 through February 23, 2004 and for the year ended June 30, 2003, $2.0 million, $0.4 million, $0.8 million, and $1.0 million, respectively, was charged to expense related to the amortization of these capitalized computer software costs.

Internal Use Software

The Company has adopted the provisions of AICPA Statement of Position (“SOP”) 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use and Emerging Issues Task Force (“EITF”) Consensus No. 00-02, Accounting for Web Site Development Costs. Accordingly, certain costs incurred in the planning and evaluation stage of internal-use computer software, including Web site development costs, are expensed as incurred. Costs incurred during the application development stage are capitalized. Capitalized internal use software costs are amortized over the expected economic life of three to five years using the straight-line method. At June 30, 2005 and 2004, the net book value of capitalized internal use software costs of $6.9 million and $6.6 million, respectively, was included in computer software on the Consolidated Balance Sheets, including projects in process. During the year ended June 30, 2005, the period from February 24, 2004 through June 30, 2004, the period from July 1, 2003 through February 23, 2004, and the year ended June 30, 2003, amortization expense related to internal use software was $2.2 million, $1.0 million, $1.5 million, and $2.8 million, respectively.

Goodwill and Other Intangibles

Goodwill and intangible assets with indefinite lives, which consist of trademarks and a URL, are not amortized but are reviewed for impairment, on a reporting unit basis, at the beginning of the fourth

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies

quarter of each fiscal year, or more frequently if indicators arise. The Company defines its reporting units on a segment basis.

For goodwill, if the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. For trademarks and the URL, the fair value is compared to the book value. If the carrying amount of the asset exceeds its fair value, an impairment loss is recorded in an amount equal to that excess.

The Company also has other intangibles, consisting of a customer list and a non-compete agreement, which are amortized over five years and three years, respectively, using the straight-line method.

Impairment of Other Long-Lived Assets

The Company reviews its other long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Income Taxes

Deferred tax assets and liabilities are recognized based on the differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, Accounting for Income Taxes, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiary are measured using the subsidiary’s local currency as the functional currency. In accordance with SFAS No. 52, Foreign Currency Translation, balance sheet accounts of the Company’s foreign operations are translated from foreign currency into U.S. dollars at the year-end rate of exchange. Translation gains or losses related to net assets located outside the United States are included in stockholders’ equity. Income and expenses of the Company’s foreign operations are translated at the weighted average rates of exchange for the year. Gains and losses resulting from foreign currency transactions are included in net income (loss).

Revenues

The Company generates its revenue from two segments, the florist segment and the consumer segment.

Florist Segment.   The florist segment includes revenue associated with the services and products provided to FTD members and other retail locations offering floral products, primarily comprised of the services and products as described below.

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies

Member Services—Clearinghouse services.   Clearinghouse services primarily consist of billing and collection services provided to both the sending and receiving FTD members in flowers-by-wire transactions. Revenues from the clearinghouse are primarily generated by retaining a percentage of the sales price of orders sent through the clearinghouse and are recorded in the month the orders are filled. Revenue is also generated from the monthly membership fee charged to FTD members and from the credit card processing services provided to FTD members. Cash rebates, which are earned by FTD members under a customer incentive program in conjunction with the credit card processing service offered by the Company, are classified as contra-revenue, in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Member Services—Publications products and other member services.   Publications products and other member services primarily consist of a telephone directory of FTD members that is published on a quarterly basis in both CD-ROM and paper book form. Revenues and the related cost of revenue relating to publications are recognized ratably over the period for which the publications are issued. The Company also provides services related to the set up and maintenance of FTD Florists’ Online Web sites, which are accessible directly and are also accessible through FTD.COM’s www.ftd.com Web site. In addition, the Company provides a 24 hour telephone answering and floral order-taking service (“Flowers All Hours”). Revenues associated with FTD Florists’ Online Web sites and Flowers All Hours are recorded in the period the service is provided. Revenue is also generated from the monthly Floral Selections Guide fee charged to FTD members for use of the Floral Selections Guide, a counter display catalog published by FTD featuring FTD products for all occasions.

Mercury Technology—Mercury Network services.   The Company’s Mercury Network is a proprietary telecommunications network linking the Company and approximately 76% of the Company’s members. FTD members who are linked by the Mercury Network are able to transmit orders and send each other messages for a per order or per message fee. Revenues related to transmitting orders and messages are recorded in the period the transmission occurs.

Mercury Technology—Mercury computer equipment products and services.   Mercury computer equipment and software sales include both the sales and leasing of hardware and software designed for the floral industry. The software provides access to the Company’s Mercury Network to allow for sending and receiving orders, billing capabilities, order-entry capabilities, an interface to various accounting software packages and a comprehensive range of payroll and accounting functions. The Company follows the provisions of SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements, requiring revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, post-contract customer support, installation and training) to be allocated to each element based on the relative fair values of the elements. The Company recognizes revenue related to hardware products which are sold separately, including specified upgrades/enhancements, at the time of shipment. The Company recognizes revenue related to software products which are sold and the hardware on which the software is loaded, when all required elements have been delivered. For systems that are being leased, the Company recognizes hardware and software revenue ratably over the period of the lease agreement. Support revenue is recognized over the period the support services are provided. Installation and training revenues are recognized at the time the service is provided.

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies

Specialty Wholesaling.   The Company sells both FTD-branded and non-branded holiday and everyday floral arrangement containers and products. The Company also sells packaging, promotional products and a wide variety of other floral-related supplies, including greeting cards. Sales of specialty wholesaling products are recorded when the products are shipped.

Consumer business.   The consumer business is comprised of FTD.COM, an Internet and telephone marketer of flowers and specialty gifts, which sells products directly to consumers primarily through the www.ftd.com Web site and the 1-800-SEND-FTD toll-free telephone number. FTD.COM typically offers same-day delivery of over 400 floral arrangements to nearly 100% of the U.S. and Canadian populations, which are fulfilled by FTD members. FTD.COM also typically offers over 800 specialty gift items, which are delivered via common courier, including boxed flowers, plants, gourmet food gifts, holiday gifts, bath and beauty products, jewelry, wine and gift baskets, dried flowers, and stuffed animals.

Orders placed through FTD.COM’s Web site or 1-800-SEND-FTD typically are paid for using a credit card. When a customer makes a purchase that will be fulfilled by an FTD member, FTD.COM processes the order, charges the customer’s credit card and transmits the order to the Mercury Network. The Mercury Network then transmits the order to the fulfilling FTD member. FTD.COM typically charges the customer a service fee for floral orders and certain specialty gift orders.

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

Revenues from the Sale of the Floral Selections Guide

As a condition of FTD affiliation, all FTD members must have a Floral Selections Guide and related workbook. Historically, the Company recognized revenue related to the Floral Selections Guide in the month that it was shipped to the FTD member, which occurred bi-annually. The purchase of the Floral Selections Guide entitles the FTD member to a non-exclusive, non-transferable right for on-premise use of the Floral Selections Guide for as long as the purchaser remains an FTD member in good standing. There are no refund provisions associated with the purchase of the Floral Selections Guide. Historically, the Company has provided de minimis refunds in isolated cases. Beginning in fiscal year 2004, new FTD members were charged a monthly fee, and beginning with the distribution of the Floral Selections Guide in fiscal year 2005, FTD members are charged a monthly fee for the use of the Floral Selections Guide while an active FTD member. Revenue from the Floral Selections Guide for fiscal year 2005, the period from February 24, 2004 through June 30, 2004, the period from July 1, 2003 through February 23, 2004 and fiscal year 2003, was $2.8 million, $81,000, $91,000 and $5.1 million, respectively.

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies

Consideration Given to Customers

Certain advertising and selling expenses that relate to cash rebates which are earned by FTD members under a customer incentive program, in conjunction with the credit card clearing services offered by the Company, are recorded as contra-revenue. The financial data for all periods presented has been reclassified to conform with EITF Issue No. 01-9.

The amounts related to these cash rebates for the year ended June 30, 2005, the period from February 24, 2004 through June 30, 2004, the period from July 1, 2003 through February 23, 2004 and the year ended June 30, 2003 were $2.6 million, $0.9 million, $1.3 million and $2.2 million, respectively.

Also, in accordance with the requirements of EITF Issue No. 01-9, the Company records advertising and selling expenses related to its consumer segment to costs of goods sold and services provided that relate to the granting of mileage and reward points to customers in connection with an order. The amounts related to the granting of mileage and reward points for the year ended June 30, 2005, the period from February 24, 2004 through June 30, 2004, the period from July 1, 2003 through February 23, 2004, and the year ended June 30, 2003 were $7.2 million, $2.6 million, $3.2 million and $4.4 million, respectively.

Advertising and Sales Promotion Costs

The Company expenses production, advertising time and space costs and related residual rights and contracts at the time the advertising is first broadcast or displayed. Promotion costs, including costs associated with affinity and other marketing programs in the consumer segment, are charged to expense when incurred.

For the year ended June 30, 2005, the period from February 24, 2004 through June 30, 2004, the period from July 1, 2003 through February 23, 2004 and the year ended June 30, 2003, advertising and sales promotion expense was $62.5 million, $21.8 million, $34.8 million and $53.3 million, respectively.

There was $3.0 million and $1.4 million of prepaid advertising expenses included on the balance sheets as of June 30, 2005 and 2004, respectively.

Stock-Based Compensation

The Company follows the provisions of SFAS No. 123, Accounting for Stock-Based Compensation which allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the intrinsic value method prescribed by APB Opinion No. 25.

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies

The Company’s and the Predecessor’s pro forma information is as follows (in thousands, except per share amounts):

		For the	Period from	Period from	For the
		year ended	February 24, 2004	July 1, 2003	year ended
		June 30,	through	through	June 30,
		2005	June 30, 2004	February 23, 2004	2003
				Predecessor	Predecessor
Net income (loss), as reported		$(22,600)	$(4,497)	$(1,602)	$9,289
Add:	stock-based employee compensation expense included in net income (loss), as reported, net of related tax effects	—	—	24	37
Add:	option expense and payout related to the 2004 Going Private Transaction, net of related tax effects	—	—	6,424	—
Less:	total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(314)	—	(1,758)	(478)
Pro forma net income (loss)		$(22,914)	$(4,497)	$3,088	$8,848
Net loss per share of Common Stock:
Basic—as reported		$(1.15)	$(0.34)
Basic—pro forma		$(1.16)	$(0.34)
Diluted—as reported		$(1.15)	$(0.34)
Diluted—pro forma		$(1.16)	$(0.34)

The Company adopted SFAS 123(R) on July 1, 2005 using the prospective method and Black-Scholes as the option valuation model. Had the Company adopted Statement 123(R) in prior periods, the impact of this standard would have approximated the impact of Statement 123 as described in the above disclosure of pro forma net income (loss) and net loss per share.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Reclassifications

In order to provide more detailed information, amounts have been reclassified in the Company’s and the Predecessor’s fiscal year 2003 and fiscal year 2004 financial statements to conform to the current year presentation. These reclassifications include management fees, as it relates to the consolidated statements

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies

of operations and comprehensive income (loss), depreciation and amortization, as it relates to the consolidated statements of cash flows, computer equipment, deferred financing fees, computer software and accrued compensation as it relates to the consolidated balance sheets.

(2) Initial Public Offering

On February 14, 2005, the Company closed the sale of 13,100,000 shares of Common Stock at a price of $13.00 per share in a firm commitment underwritten initial public offering. In addition, on that date, 2,307,693 shares of Common Stock were sold at the public offering price to Green Equity Investors IV, L.P., the Company’s principal stockholder and an affiliate. On March 15, 2005, the Company closed the sale of 435,200 shares of Common Stock at the public offering price to satisfy the underwriter’s over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-120723), which the Securities and Exchange Commission declared effective on February 8, 2005. Goldman, Sachs & Co. and Citigroup were the managing underwriters for the offering.

Of the approximately $206.0 million in gross proceeds raised by the Company in the offering and the underwriter’s overallotment option, approximately $12.3 million was paid to the underwriters in connection with the underwriting discount.

Of the $193.6 million balance of proceeds to the Company:

•       $186.8 million was used to repurchase all outstanding shares of the Company’s 14% Senior Redeemable Exchangeable Cumulative Preferred Stock and all outstanding shares of the Company’s 12% Junior Redeemable Exchangeable Cumulative Preferred Stock;

•       $5.3 million was used to redeem a portion of FTD, Inc.’s 7.75% Senior Subordinated Notes due 2014 (the “Notes”);

•       $1.4 million was used to pay for fees and expenses of the offering; and

•       the balance was invested pending application.

(3) 2004 Going Private Transaction with Nectar Merger Corporation

On February 24, 2004, the Company completed the 2004 Going Private Transaction with an affiliate of Leonard Green & Partners, L.P. for $422.0 million, which excludes $23.4 million of fees that were expensed by the Predecessor as a component of corporate general and administrative expenses. Upon consummation of the 2004 Going Private Transaction, each issued and outstanding share of FTD, Inc. common stock, other than treasury shares and shares owned by Mercury Man Holdings Corporation, was cancelled and converted automatically into the right to receive $24.85 per share in cash.

The transaction was financed by a $145.4 million investment in preferred stock of the Company and a $40.0 million investment in the common stock of the Company by Green Equity Investors IV, L.P., an affiliate of Leonard Green & Partners, L.P., and certain members of the Company’s senior management at the time of the transaction, including $0.9 million in the form of an exchange of a portion of management’s ownership in the Predecessor’s common stock, the proceeds from the issuance of $175.0 million of the Notes and borrowings under a new $135.0 million senior secured credit facility, comprised of an $85.0 million senior secured term loan facility and a $50.0 million revolving credit facility. The revolving credit facility was undrawn at of the closing of the 2004 Going Private Transaction.

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) 2004 Going Private Transaction with Nectar Merger Corporation (Continued)

The Company accounted for the 2004 Going Private Transaction using the purchase method of accounting. The purchase price was allocated to the assets acquired and the liabilities assumed as follows (in thousands):

Current assets:
Cash	$353
Accounts receivable	30,995
Inventories	9,957
Deferred income taxes	3,827
Prepaid expenses and other	10,916
Property and equipment	20,303
Other noncurrent assets	17,840
Customer list	12,507
Trademarks	121,577
Goodwill	337,196
Total assets acquired	$565,471
Current liabilities:
Accounts payable	$58,942
Customer deposits	5,677
Unearned income	1,828
Other accrued liabilities	16,685
Post-retirement benefits and accrued pension obligations	2,721
Deferred tax liability	57,632
Total liabilities assumed	143,485
Net assets acquired	$421,986

In addition, pursuant to the terms of the Settlement Agreement relating to the FTD.COM securities litigation (see Note 18), the Company was obligated to pay $7.3 million in cash. Pursuant to the terms of the new senior credit facility,  $7.3 million was placed into an escrow account at the consummation of the 2004 Going Private Transaction to fund this obligation and is not reflected in the allocation shown above. Payment of the $7.3 million was made during the year ended June 30, 2005.

In fiscal year 2005, the Company recorded an adjustment to goodwill and deferred income taxes, which resulted in the goodwill balance related to the 2004 Going Private Transaction being reduced by $0.7 million to $336.5 million, with the a corresponding change to deferred income taxes. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the $336.5 million in goodwill recorded as part of the 2004 Going Private Transaction will not be amortized and will be tested for impairment at least annually. The goodwill is not deductible for tax purposes.

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) 2004 Going Private Transaction with Nectar Merger Corporation (Continued)

The unaudited pro forma results of operations data for the year ended June 30, 2004 as if the 2004 Going Private Transaction had occurred on July 1, 2003, and excluding costs related to the 2004 Going Private Transaction, are as follows (in thousands, except per share amounts):

For the year ended
June 30, 2004
Total revenues	$397,060
Income from operations	$35,010
Pro forma net loss	$(11,091)
Pro forma net loss per share of common stock:
Basic	$(0.83)
Diluted	$(0.83)

The above results may not be representative of future periods.

(4) Acquisition

On December 19, 2004, FTD.COM completed the acquisition of certain assets of The Flower Concierge, Inc. (doing business as Florist.com) (“Flower Concierge”), pursuant to an asset purchase agreement by and among FTD.COM, Flower Concierge and Aron and Celina Benon (the “Flower Concierge Agreement”). Flower Concierge was acquired to gain new customers and increase order volume, among other reasons. Flower Concierge was a direct marketer of flowers and specialty gifts and was an FTD member prior to this acquisition.

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

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Net Loss Per Common Share

The computations of basic and diluted net loss per common share for the year ended June 30, 2005 and the period from February 24, 2004 through June 30, 2004 are as follows (in thousands, except per share amounts):

	Year Ended June 30, 2005	Period from February 24, 2004 through June 30, 2004
Net loss	$(22,600)	$(4,497)
Weighted average basic and diluted shares of Common Stock outstanding	19,722	13,334
Net loss per share of Common Stock—basic and diluted	$(1.15)	$(0.34)

Shares associated with stock options that were not included in the computation of net loss per share because their effect was anti-dilutive, due to the net loss incurred in fiscal year 2005, consisted of 2,209,455 shares for the year ended June 30, 2005.

(6) Goodwill and Other Intangibles

The Company completed its annual impairment tests and determined that the goodwill, trademark and URL assets were not impaired. Note that the URL asset is classified within other intangible assets in the consolidated balance sheets. The Company will continue to evaluate goodwill, trademark and URL assets for impairment at least annually. There was no accumulated goodwill amortization, accumulated trademark amortization or accumulated URL amortization as of June 30, 2005 or June 30, 2004 in accordance with SFAS No. 142.

The following tables provide the carrying amount of amortizable intangible assets and the related accumulated amortization at June 30, 2005 and the estimated amortization expense, excluding the URL of $7.8 million, which is not amortizable, for each of the next five fiscal years (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer lists	$12,836	$3,374	$9,462
Non-compete agreements	100	19	81
Total	$12,936	$3,393	$9,543

Estimated amortization expense:
For the year ending June 30, 2006			$2,601
For the year ending June 30, 2007			2,601
For the year ending June 30, 2008			2,581
For the year ending June 30, 2009			1,733
For the year ending June 30, 2010			27

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Goodwill and Other Intangibles (Continued)

Amortization expense related to other intangibles for the year ended June 30, 2005, the period from February 24, 2004 through June 30, 2004, the period from July 1, 2003 through February 23, 2004 and the year ended June 30, 2003 was $2.6 million, $0.8 million, $0.6 million and $0.9 million, respectively.

As a result of the 2004 Going Private Transaction, the related goodwill was allocated to the reporting units based on the respective fair values of the assets and liabilities of each reporting unit. The changes in the carrying amount of goodwill, by segment, for the years ended June 30, 2005 and 2004 was as follows (in thousands):

	Goodwill
	Florist	Consumer
	Segment	Segment	Total
Balance as of June 30, 2003	$47,680	$72,646	$120,326
Adjustment related to the 2004 Going Private Transaction	111,188	105,682	216,870
Balance as of June 30, 2004	158,868	178,328	337,196
Purchase accounting adjustment related to the 2004 Going Private Transaction	(350)	(393)	(743)
Goodwill related to the purchase of Florist.com	—	206	206
Balance as of June 30, 2005	$158,518	$178,141	$336,659

(7) Financing Arrangements

Long-term debt consisted of the following (in thousands):

	As of June 30,
	2005	2004
7.75% senior subordinated notes	$170,117	$175,000
Senior secured credit facility	68,963	84,788
Total debt	239,080	259,788
Less: current portion	(1,633)	(850)
Long-term debt	$237,447	$258,938
Junior preferred stock subject to mandatory redemption	$—	$75,780
Senior preferred stock subject to mandatory redemption	—	76,299
	$—	$152,079

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Financing Arrangements (Continued)

The five-year maturity schedule for the Company’s total outstanding debt as of June 30, 2005 is as follows (in thousands):

Year	Amount
2006	$1,633
2007	850
2008	850
2009	850
2010	850
Thereafter	234,047
Total	$239,080

Interest cost incurred and charged to expense related to the Notes and the senior secured credit facility during fiscal year 2005, the period from February 24, 2004 through June 30, 2004, the period from July 1, 2003 through February 23, 2004 and fiscal year 2003 was $20.5 million, $9.4 million, $0.5 million and $1.6 million, respectively.

Interest cost and prepayment fees incurred and charged to expense related to the preferred stock subject to mandatory redemption during fiscal year 2005 and the period from February 24, 2004 through June 30, 2004 was $34.7 million and $6.7 million, respectively.

$135.0 million Senior Secured Credit Facility

In connection with the consummation of the 2004 Going Private Transaction, the Predecessor terminated its then existing senior secured credit facility and FTD, Inc. entered into the 2004 Credit Agreement with a syndicate of financial institutions, including Credit Suisse First Boston, acting through its Cayman Islands Branch, as administrative agent, UBS Securities LLC, as syndication agent, and Wells Fargo Bank, N.A., as documentation agent. Borrowings under the 2004 Credit Agreement are secured by first priority security interests in, and mortgages on, substantially all of FTD, Inc.’s tangible and intangible assets.

All of the Company’s consolidated net assets are owned, and all of the Company’s consolidated net sales are earned, by its direct and indirect subsidiaries. As of June 30, 2005, the Company’s subsidiaries had $570.5 million of restricted assets.

The 2004 Credit Agreement provides for aggregate borrowings of up to $135.0 million and consists of a five-year $50.0 million revolving credit facility and a seven-year $85.0 million term loan. A portion of the revolving credit facility is available as a letter of credit sub-facility and as a swing-line facility. Borrowings under the revolving credit facility are used to finance working capital, capital expenditures, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs. The revolving credit facility included $2.1 million in letters of credit outstanding and had availability of $47.9 million at June 30, 2005.

Borrowings under the 2004 Credit Agreement generally bear interest based on a margin over, at FTD, Inc.’s option, either the base rate (generally the applicable prime lending rate of Credit Suisse First Boston, as announced from time to time) or the London Interbank Offered Rate (“LIBOR”). The applicable margin for borrowings under the 2004 Credit Agreement varies based upon FTD, Inc.’s

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Financing Arrangements (Continued)

Consolidated Leverage Ratio, as defined in the 2004 Credit Agreement, which was amended on November 15, 2004 to reduce the margins on the term loan. The 2004 Credit Agreement requires FTD, Inc. to pay commitment fees on the unused portion of the revolving credit facility, which vary based on the utilization of the revolving credit facility.

The 2004 Credit Agreement includes covenants that, among other things, require that as of June 30, 2005, FTD, Inc. maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments) to consolidated interest expense of no less than 2.2 to 1.0, a fixed charge coverage ratio of no less than 1.5 to 1.0 and a leverage ratio not to exceed 5.5 to 1.0. The Company was in compliance with all debt covenants as of June 30, 2005. Debt covenant targets are adjusted quarterly in accordance with the terms of the 2004 Credit Agreement.

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

There was $69.0 million in outstanding debt at June 30, 2005 under the 2004 Credit Agreement. FTD, Inc. is permitted to voluntarily repay principal amounts outstanding or reduce commitments under the 2004 Credit Agreement at any time, in whole or in part, without premium or penalty, upon the giving of proper notice and subject to minimum amount requirements. In addition, subject to certain exceptions, FTD, Inc. is required to prepay outstanding amounts under the 2004 Credit Agreement with a portion of its excess cash flow, the net proceeds of certain asset dispositions, casualty insurance and condemnation recovery events and upon the issuance of certain securities or debt. The term loan is due in annual installments of $850,000 per year with the remaining balance due at maturity, on February 28, 2011. As a result of the excess cash flow payment requirements, as defined in the 2004 Credit Agreement, a total of $1.6 million of the term loan is due during fiscal year 2006.

As a result of entering into the 2004 Credit Agreement, FTD, Inc. recorded $4.2 million of deferred financing costs, which were allocated, pro rata, to the five-year revolving credit facility and the seven-year term loan and are being amortized using the effective interest method over the respective terms. During the year ended June 30, 2005, the Company paid down the seven-year term loan by $15.8 million, which resulted in a write-off of deferred financing costs of $0.5 million. Additionally, the Predecessor wrote off $0.4 million of unamortized deferred financing costs associated with the previous credit agreement in the period ended February 23, 2004. This expense is reflected in other expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

$175.0 million 7.75% Senior Subordinated Notes due 2014

On February 6, 2004, Nectar Merger Corporation completed the issuance and sale of $175.0 million in aggregate principal amount of the $175.0 million 7.75% Senior Subordinated Notes due 2014. Upon consummation of the 2004 Going Private Transaction, FTD, Inc. assumed Nectar Merger Corporation’s obligations under the Notes. The Notes will mature on February 15, 2014 and interest is payable on February 15 and August 15 of each year. The proceeds from the issuance of the Notes were used to finance the 2004 Going Private Transaction.

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Financing Arrangements (Continued)

The Notes are unsecured, senior subordinated obligations, ranking junior in right of payment to all of FTD, Inc.’s existing and future senior indebtedness and equal in right of payment to all of the Company’s existing and future senior subordinated indebtedness. The Notes rank senior in right of payment to all of FTD, Inc.’s existing and future subordinated indebtedness and are unconditionally guaranteed by the Company and FTD, Inc.’s subsidiary guarantors on a senior subordinated basis.

The indenture governing the Notes provides for certain limitations on FTD, Inc.’s ability to incur additional indebtedness, issue disqualified capital stock, make restricted payments, permit restrictions on dividends or other payment restrictions affecting subsidiaries, layer indebtedness, enter into liens securing indebtedness, enter into transactions with affiliates or guarantors, enter into certain merger, sale or consolidation transactions, and the release of guarantors.

As a result of issuing the Notes, the Company recorded $6.7 million of deferred financing costs, which are being amortized using the effective interest method.

On March 15, 2005, the Company received net proceeds of approximately $5.3 million from the sale of 435,200 additional shares of common stock pursuant to the exercise of the underwriters’ over-allotment option. On April 15, 2005, the Company used the proceeds from the over-allotment to redeem $4.9 million of the Notes at a redemption price of 107.75% of principal amount, plus accrued and unpaid interest to the date of redemption. This payment resulted in a write-off of deferred financing costs of $0.2 million.

(8) Preferred Stock Subject to Mandatory Redemption

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

(9) Financial Statements of Guarantors

The accompanying consolidated balance sheets, statements of operations and statements of cash flows presented herein represent the accounts of the Company and its Guarantor and non-Guarantor subsidiaries, as defined in the indenture to the Notes issued in February 2004. The Notes are unconditionally guaranteed, on a joint and several basis, by the Guarantor subsidiaries including FTD Group, Inc. and all domestic subsidiaries of FTD, Inc. Non-Guarantor subsidiaries include Florists’ Transworld Delivery Association of Canada, Ltd. and Florists’ Transworld Delivery de Mexico, both of

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Financial Statements of Guarantors (Continued)

which are insignificant and are therefore not separately presented. As FTD, Inc., either directly or indirectly, owns 100% of each of the Guarantor subsidiaries and, as FTD, Inc. does not have any independent assets or operations apart from the Guarantor subsidiaries, separate subsidiary financial information has not been presented.

(10) Leases

The Company has entered into operating leases for certain hardware components of the Mercury computer equipment, facilities and other equipment. Rental expense relating to these leases totaled $2.0 million, $0.6 million, $1.5 million and $1.5 million for the year ended June 30, 2005, the period from February 24, 2004 through June 30, 2004, the period from July 1, 2003 through February 23, 2004 and the year ended June 30, 2003, respectively. The minimum aggregate annual operating lease obligations are as follows (in thousands):

Year	Amount
2006	$2,473
2007	2,038
2008	1,773
2009	621
2010	539
Thereafter	1,167
Total	$8,611

(11) Income Taxes

The provision for income taxes consists of the following components (in thousands):

	Year ending June 30, 2005	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004	Year ending June 30, 2003
			Predecessor
Current:
Federal	$2,694	$1,459	$2,732	$8,505
State	955	363	685	3,330
Total current	3,649	1,822	3,417	11,835
Deferred:
Federal	$3,990	(232)	(411)	3,095
State	448	(55)	(108)	443
Total deferred	4,438	(287)	(519)	3,538
Income tax expense	$8,087	$1,535	$2,898	$15,373

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Income Taxes (Continued)

The provision for income taxes for the year ended June 30, 2005, the period from February 24, 2004 through June 30, 2004, the period from July 1, 2003 through February 23, 2004 and for the year ended June 30, 2003, differs from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income because of the effect of the following items (in thousands):

	Year ending June 30, 2005	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004	Year ending June 30, 2003
			Predecessor
Tax expense at U.S. federal income tax rate	$(5,079)	$(1,037)	$454	$8,631
State income taxes, net of federal income tax effect	912	200	375	2,426
Non-deductible acquisition costs	—	—	2,010	—
Litigation settlement, non- deductible	—	—	—	3,850
Non-deductible interest expense on preferred stock	12,156	2,341	—	—
Other permanent items, net	98	31	59	466
Income tax expense	$8,087	$1,535	$2,898	$15,373

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Income Taxes (Continued)

At June 30, 2005 and 2004, the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	June 30, 2005	June 30, 2004
Current deferred tax assets:
Allowance for doubtful accounts	$1,008	$2,027
Inventory	1,225	723
Unearned income	—	824
Accrued vacation	329	486
Severance costs	—	18
Other	501	218
Total current deferred tax assets	3,063	4,296
Noncurrent deferred tax assets:
Postretirement benefit obligations	646	626
Accrued pension	497	432
Total noncurrent deferred tax assets	1,143	1,058
Total deferred tax assets	4,206	5,354
Current deferred tax liabilities:
Prepaid expenses	(513)	—
Total current deferred tax liabilities	(513)	—
Noncurrent deferred tax liabilities:
Tax over book depreciation and amortization	(58,911)	(58,872)
Acquisition costs	(2,299)	—
Other	(222)	—
Total noncurrent deferred tax liabilities	(61,432)	(58,872)
Total deferred tax liabilities	(61,945)	(58,872)
Net deferred tax liability	$(57,739)	$(53,518)
Net current deferred tax asset	$2,550	$4,296
Net noncurrent deferred tax liability	(60,289)	(57,814)
Net deferred tax liability	$(57,739)	$(53,518)

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences are deductible. This assessment is performed considering expected taxable income in future years and tax planning strategies available to the Company.

(12) Post-retirement Benefits Other Than Pensions

The Predecessor previously provided post-retirement health care benefits to qualifying retirees under the terms of a qualified retirement plan. Under the terms of the plan, retirees are required to share in the

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Post-retirement Benefits Other Than Pensions (Continued)

cost of these benefits. During fiscal year 1997, the Predecessor terminated such benefits to then current employees who had not yet retired and recorded an unrecognized net gain that was to be amortized over the average retiree life expectancy of 15.6 years. In connection with the purchase accounting related to the 2004 Going Private Transaction, the unamortized portion of the gain was recorded, which reduced the accrued benefit with a corresponding offset to goodwill.

As it relates to the remaining 39 retirees covered by the post-retirement health care benefit plan, in accordance with the disclosure requirements of SFAS No. 132, Employers Disclosures about Pensions and Other Postretirement Benefits, the following tables provide a reconciliation of the benefit obligation and funded status at June 30, 2005 and 2004, as well as the components of net periodic post-retirement benefit costs for the year ended June 30, 2005, for the period from February 24, 2004 through June 30, 2004, for the period from July 1, 2003 through February 23, 2004 and for the year ended June 30, 2003 (in thousands):

	2005	2004
Benefit obligation at beginning of year	$1,415	$1,569
Interest cost	94	28
Benefits paid	(53)	(24)
Actuarial (gain) loss	247	(158)
Benefit obligation at end of year	$1,703	$1,415
Funded status prior to the 2004 Going Private Transaction	$ N/A	$(3,110)
Fair value adjustment related to 2004 Going Private Transaction	N/A	1,695
Funded status	(1,703)	(1,415)
Unrecognized net loss (gain)	88	(158)
Accrued benefit cost	$(1,615)	$(1,573)

	Year ended June 30, 2005	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004	Year ended June 30, 2003
			Predecessor
Interest cost	$94	$28	$—	$99
Recognized net actuarial gain	—	—	(128)	(148)
Total net periodic postretirement benefit cost (income)	$ 94	$ 28	$ (128)	$ (49)

Weighted-average Actuarial Assumptions for post retirement benfits used at June 30, 2005, 2004 and 2003 to determine benefit obligations and net benefit cost are set forth in the following table.

Weighted average actuarial assumptions for benefit obligations

	2005	2004	2003
Discount rate	5.00%	6.25%	6.00%

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Post-retirement Benefits Other Than Pensions (Continued)

Weighted average actuarial assumptions for net benefit cost

	2005	2004	2003
Discount rate	6.25%	6.00%	6.00%

For measurement purposes a 6.58% annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate is assumed to decrease to 5.75% in 2008 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. If the current health care cost trend rate assumption was increased by one percent, the APBO at June 30, 2005 would have increased approximately $153,000 or 9.0%. If the current health care cost trend rate assumptions were decreased by one percent, the APBO at June 30, 2005 would have decreased approximately $135,000, or 7.9%. The resulting changes in net periodic postretirement benefit cost from a one percent increase or decrease would not have a significant impact on the periods presented.

The benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Fiscal Year Ending June 30,	Estimated future benefit payments
2006	$140,000
2007	$140,000
2008	$130,000
2009	$125,000
2010	$130,000
2011 to 2015	$635,000

(13) Employee Benefit Plans

Approximately 100 employees and former employees participate under the Company’s defined benefit pension plan, which was assumed from the Predecessor. Benefits under the Predecessor’s pension plan, which has been frozen since January 1, 1997, were based on the employee’s age, years of service and the highest consecutive five-year average compensation.

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Employee Benefit Plans (Continued)

In accordance with the disclosure requirements of SFAS No. 132, the following tables provide a reconciliation of the benefit obligation and plan assets, as well as the funded status of the pension plan at June 30, 2005 and 2004 (in thousands):

	2005	2004
Projected benefit obligation at beginning of year	$1,963	$2,287
Interest cost	127	43
Benefits paid	(323)	(354)
Actuarial (gain) loss	514	(13)
Projected benefit obligation at end of year	$2,281	$1,963
Fair value of plan assets at beginning of year	$848	$821
Actual return on plan assets	5	80
Employer contributions	510	301
Benefits paid	(323)	(354)
Fair value of plan assets at end of year	$1,040	$848
Accrued funded status	$(1,241)	$(1,115)
Unrecognized net (gain) loss	542	(29)
Accrued pension cost	$(699)	$(1,144)

The following table presents amounts recognized on the Consolidated Balance Sheets (in thousands):

	2005	2004
Long term accrued benefit cost	$(1,241)	$(1,144)
Accumulated other comprehensive loss	542	—
Net amount recognized on the Consolidated Balance Sheet	$(699)	$(1,144)
Increase in minimum liability included in other comprehensive income	$542	$—

Weighted-average actuarial assumptions for pension benefits used at June 30, 2005, 2004 and 2003 to determine benefit obligations and net benefit cost are set forth in the following table.

Weighted average actuarial assumptions for benefit obligations

	2005	2004	2003
Discount rate	5.00%	6.25%	6.00%

Weighted average actuarial assumptions for net benefit cost

	2005	2004	2003
Discount rate	6.25%	6.00%	6.00%
Expected return on plan assets	8.00%	9.00%	9.00%

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Employee Benefit Plans (Continued)

The Company’s expected long-term rate of return on assets assumption is derived from a study conducted by our actuaries and investment managers. The study includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate.

The Company’s pension plan asset allocations at June 30, 2005 and 2004 by asset category are as follows:

	2005	2004
Asset Category
Equity securities	66%	63%
Debt securities	33%	36%
Other	1%	1%
Total	100%	100%

The Company maintains target allocation percentages among various asset classes based on an investment policy established for the pension plan, which is designed to achieve long term objectives of return, while mitigating against downside risk and considering expected cash flows. The current weighted-average target asset allocation is as follows:  equity securities 59-66%, debt securities 33-40%, and other 1-5%. The investment policy is reviewed from time to time to ensure consistency with long term objectives.

During the year ended June 30, 2005, for the period from February 24, 2004 through June 30, 2004, and for the year ended June 30, 2003, pension expense of $100,000, $12,000 and $149,000, respectively, was recognized in relation to the pension plan. During the period from July 1, 2003 through February 23, 2004, the Predecessor did not incur any pension expense and paid benefits of $273,000. In addition, the Company paid benefits of $81,000 during the period from February 24, 2004 through June 30, 2004. The Predecessor recorded $33,000 within other comprehensive income related to a change in the minimum pension liability during the year ended June 30, 2003. The table below provides the necessary disclosures in accordance with SFAS No. 132 of the components of pension expense for the defined benefit plan for the year ended June 30, 2005, for the period from February 24, 2004 through June 30, 2004 and for the year ended June 30, 2003 (in thousands):

	Year ended June 30, 2005	Period from February 24, 2004 through June 30, 2004	Year ended June 30, 2003
Interest cost	$127	$43	$141
Expected return on assets	(81)	(31)	(67)
Recognized net actuarial loss	—	—	75
Net periodic pension cost	46	12	149
Settlement loss	54	—	—
Total pension cost	$100	$12	$149

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Employee Benefit Plans (Continued)

The Company expects to contribute $0.5 million to its defined benefit plan in fiscal year 2006. The benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Fiscal Year Ending June 30,	Estimated future benefit payments
2006	$100,000
2007	$95,000
2008	$90,000
2009	$135,000
2010	$140,000
2011 to 2015	$770,000

The Company sponsors a 401(k) savings plan for all of its eligible employees. All eligible employees may contribute between 1% and 75% of their gross annual salary up to $14,000 annually for calendar year 2005, on a pre-tax basis. The Company matches an amount equal to 25% of each participant’s pre-tax contribution up to 6% of the participant’s compensation. Company contributions to the 401(k) plan for the year ended June 30, 2005, for the period from February 24, 2004 through June 30, 2004, the period from July 1, 2003 through February 23, 2004, and for the year ended June 30, 2003 were $346,000, $181,000, $289,000 and $407,000, respectively.

(14) Related Party Transactions

For the period from July 1, 2003 to February 23, 2004 and fiscal year 2003, the Predecessor incurred expenses of $1.3 million and $2.0 million, respectively, related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc., which were stockholders or affiliates of the Predecessor. The Predecessor’s management consulting services agreement with these parties required payments aggregating $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses. The management consulting services agreement with the above listed parties terminated upon the consummation of the 2004 Going Private Transaction.

In connection with the 2004 Going Private Transaction, FTD, Inc. entered into a management services agreement with Leonard Green & Partners, L.P. Under the management services agreement, Leonard Green & Partners, L.P. provided management, consulting and financial planning services in exchange for an annual management fee of $2.0 million, payable in equal monthly installments commencing in March 2004. This agreement was terminated in February 2005, in connection with the initial public offering in consideration of a lump sum payment of $12.5 million by FTD, Inc. to Leonard Green & Partners L.P., in accordance with the management services agreement. For the year ended June 30, 2005, the Company incurred expenses, including the termination fee, of $13.9 million, related to the management services agreement with Leonard Green & Partners, L.P. For the period from February 24, 2004 through June 30, 2004, the Company incurred expenses of $0.7 million, related to the management services agreement with Leonard Green & Partners, L.P.

In addition, the management services agreement provided for the payment to Leonard Green & Partners, L.P. of customary fees for services provided in connection with major transactions,

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Related Party Transactions (Continued)

reimbursement for reasonable out-of-pocket expenses and a closing fee of $7.0 million, which was paid upon consummation of the 2004 Going Private Transaction.

(15) Capital Stock Transactions

On September 30, 2004, the Company sold 275,559 shares of common stock to certain members of the Company’s management for cash consideration of $826,667, which represented fair market value on the date of purchase. The Company invested $0.7 million of the cash proceeds in FTD, Inc. and used the balance of the proceeds to repay an inter-company payable to FTD, Inc.

On February 7, 2005, the stockholders approved an increase in the number of authorized shares to 75,000,000 as well as a 1-for-3 reverse stock split. All common share and per share amounts reflect this reverse stock split.

On February 14, 2005, the Company completed an initial public offering of 15,407,693 shares of common stock and on March 15, 2005, the underwriters exercised their over-allotment option and purchased 435,200 shares of common stock. See Note 2 for further detail.

(16) Stock Awards and Incentive Plans

The Company’s Stock Option Plan was adopted and approved by the Board of Directors on September 30, 2004, and provided for the issuance of up to 2,192,778 shares of common stock of the Company in connection with the granting of incentive or non-qualified stock options.

On February 7, 2005, the Company amended the Stock Option Plan to allow for the issuance of 4,592,778 shares of common stock of the Company in connection with the 2005 Amended and Restated Equity Incentive Award Plan. The 2005 Amended and Restated Equity Incentive Award Plan provides for the issuance of common stock in connection with the granting of incentive or non-qualified stock options.

Outstanding nonqualified stock options are exercisable during a ten-year period beginning on the date of grant to seven years after the date of grant, depending upon the individual agreements. A summary of stock option activity is as follows:

	Common Stock Options	Range of Exercise Prices	Weighted Average Exercise Price
Balance, June 30, 2004	—	—	—
Granted	2,239,457	$3.00 - $13.00	$3.57
Recaptured or terminated	30,002	$3.00	$3.00
Balance, June 30, 2005	2,209,455	$3.00 - $13.00	$4.34

As of June 30, 2005, options covering 2,209,455 shares of Common Stock were outstanding, of which 570,758 shares were exercisable, 530,756 were exercisable at an exercise price of $3.00 per share and 40,002 were exercisable at a weighted average exercise price of $12.23 per share.

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Stock Awards and Incentive Plans (Continued)

A summary of outstanding nonqualified stock options by range of exercise price as of June 30, 2005 is as follows:

Range of Exercise Prices	Balance, June 30, 2005	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$3.00	2,069,455	$3.00	9.25 years
$10.71 - $13.00	140,000	$12.14	9.72 years
Total	2,209,455	$4.34	9.28 years

Using the Black-Scholes single option pricing model and the following assumptions, the weighted average estimated fair value, at the dates of grant of the Company’s options in fiscal year 2005 was $1.04 per option of Common Stock. Although the Company’s equity was not publicly traded at September 30, 2004, the date of the initial stock option grant, the business had not changed materially since the 2004 Going Private Transaction. As such, for the September 30, 2004 stock option grant, the Company relied upon the volatility rating used for the stock options granted during fiscal year 2003. For stock options granted subsequent to the initial public offering, actual volatility is used.

2005
Risk-free interest rate	3.35%
Expected dividend yield	0.00%
Expected volatility	31.84%
Estimated lives of options (in years)	5.00

Based on the above assumptions, the Company would have recognized additional compensation expense, net of taxes, of $0.3 million for the fiscal year ended June 30, 2005, if the estimated costs of the outstanding granted stock options had been recorded in the Company’s consolidated financial statements.

The Company’s options granted to employees during the current fiscal year either vest equally each year over a five-year period or vest in full after a seven-year period unless certain performance acceleration targets are met. If the performance targets are met, the options, which vest in full after 7 years, will accelerate and vest in one-third installments on June 30, 2005, June 30, 2006 and June 30, 2007. The Company’s options granted to independent directors during the current fiscal year vest equally in thirds, one-third on the date of grant, one-third on the first anniversary of the date of grant and the remaining one-third on the second anniversary of the date of grant. As a result, the estimated cost indicated above reflected only a partial vesting of such options. If full vesting were assumed, the estimated pro forma costs would have been higher than indicated above.

(17) Predecessor Stock Awards and Incentive Plans

The Predecessor’s 2002 Long-Term Equity Incentive Plan (the “2002 Equity Incentive Plan”) provided for the issuance of up to 1,250,000 shares of Class A Common Stock in connection with the granting of incentive or non-qualified stock options, stock appreciation rights (“SARs”), either alone or in tandem with options, restricted stock, performance awards, or any combination of the foregoing. The Predecessor had not granted any SARs, limited stock appreciation rights, deferred shares, or performance awards under the 2002 Equity Incentive Plan. The 2002 Equity Incentive Plan was terminated in

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Predecessor Stock Awards and Incentive Plans (Continued)

connection with the 2004 Going Private Transaction. As a result, all options to purchase shares of Class A common stock of FTD, Inc. were cashed out at a price equal to the excess, or spread, of the $24.85 per share consideration from the 2004 Going Private Transaction over the per share price of each option. Accordingly, $10.7 million of expense was recorded in corporate general and administrative costs related to the settlement of these outstanding stock options.

Outstanding nonqualified stock options were exercisable during a ten-year period beginning one to five years after the date of grant. All options were granted with an exercise price equal to either the fair market value on the date of grant or the optionee’s first date of employment. A summary of stock option activity is as follows:

	Class A Common Stock Options	Range of Exercise Prices	Weighted Average Exercise Price
Balance, June 30, 2002	437,800	$3.75 - $30.77	$10.64
Granted	620,200	$15.24 - $16.21	$16.16
Exercised	(29,150)	$3.75 - $16.00	$8.46
Recaptured or terminated	(42,800)	$7.75 - $30.77	$19.40
Balance, June 30, 2003	986,050	$3.75 - $30.77	$13.79
Exercised	(3,360)	$3.75 - $16.00	$9.64
Recaptured or terminated	(982,690)	$3.75 - $25.00	$13.80
Balance, June 30, 2004	—	—	—

As of June 30, 2003 and 2002, options covering 986,050 and 437,800 shares, respectively, of Class A Common Stock were outstanding, of which 314,670 and 322,540 shares were exercisable, respectively.

Using the Black-Scholes single option pricing model and the following assumptions, the average estimated fair value, at the dates of grant of the Predecessor’s options in fiscal year 2003 was $6.01 per option of Class A Common Stock. There were no grants of the Predecessor’s options during fiscal year 2004.

2003
Risk-free interest rate	3.70%
Expected dividend yield	0.00%
Expected volatility	31.84%
Estimated lives of options (in years)	3.00

Based on the above assumptions, the Predecessor would have recognized less compensation expense, net of taxes, of $4.7 million for the period from July 1, 2003 through February 23, 2004 and additional compensation expense, net of taxes, of $0.4 million for the fiscal year ended June 30, 2003, if the estimated costs of the outstanding granted stock options of the Predecessor had been recorded in the Predecessor’s consolidated financial statements.

The Predecessor’s options granted in fiscal year 2003 vested equally each year over a four-year period from the date of grant. As a result, the estimated cost indicated above reflects only a partial vesting of such options. If full vesting were assumed, the estimated pro forma costs for the year would have been higher than indicated above.

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Predecessor Stock Awards and Incentive Plans (Continued)

During the period from July 1, 2003 through February 23, 2004 and the fiscal year 2003, the Predecessor granted 1,218 and 11,992 restricted shares of Class A Common Stock, respectively, at a weighted average fair value of $24.66 and $15.27, respectively, at the dates of grant to the independent board members and an executive of the Predecessor. The Predecessor’s directors and the executive earned the restricted shares in exchange for future services to be provided to the Predecessor over one-year and three-year periods, respectively. The Predecessor recorded deferred compensation in the amount of $0.2 million, equal to the market value of the restricted shares at the date of grant. The Predecessor recognized compensation expense related to restricted stock in general and administrative expenses of $16,000 and $1.5 million in the period from July 1, 2003 through February 23, 2004 and fiscal year 2003, respectively.

During fiscal year 2004, 10,000 shares of unvested FTD, Inc. restricted stock that were previously granted were canceled. There were no restricted shares canceled during fiscal year 2003.

(18) Commitments and Contingencies

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

Pursuant to the Settlement Agreement, the Predecessor agreed to issue shares of Class A common stock valued at $10.7 million in full and final settlement of the case. In connection with the settlement, the Predecessor recorded an $11.0 million charge in the fourth quarter of fiscal year 2003 with respect to the settlement which included costs related to issuing and distributing the settlement shares. In November 2003, pursuant to the court approved Settlement Agreement, the Predecessor, on behalf of all defendants, distributed 139,493 shares of Class A common stock valued at $3.4 million as payment for a portion of the $10.7 million settlement liability. In March 2005, the Company, on behalf of all defendants and pursuant to the terms of the Settlement Agreement, paid the balance of the settlement funds in cash (which had been placed into an escrow account at the consummation of the 2004 Going Private Transaction to fund this obligation) to the court appointed class action administrator for distribution to the qualified members of the Class.

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

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Commitments and Contingencies (Continued)

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

The Company also has a three-year commitment with a distribution center facility in Cincinnati, Ohio, where it stores and distributes product.

(19) Segment Information

Operating segments are components of the business for which separate financial information is available that is regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to each segment and to assess its performance. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation.

For purposes of managing the Company, management reviews segment financial performance to the operating income level for each of its reportable segments. As such, interest income, interest expense and tax expense are recorded on a consolidated corporate basis.

The florist segment includes all products and services sold to FTD members and other retail locations offering floral products, encompassing clearinghouse services, publishing products and services, technology sales and leases and specialty wholesale product sales. The consumer segment encompasses sales of floral and specialty gift products, which are sold primarily to consumers through FTD.COM’s Web site, www.ftd.com, or its toll-free telephone number, 1-800-SEND-FTD.

Of the Company's assets totaling $571.3 million at June 30, 2005, the assets of the Company’s consumer segment totaled approximately $260.6 million. The Company's florist segment and corporate headquarters constitute the remaining assets of approximately $310.7 million.

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Segment Information (Continued)

The following table reports the Company’s and Predecessor’s operating results by reportable segment for the year ended June 30, 2005, the period from February 24, 2004 through June 30, 2004, the period from July 1, 2003 through February 23, 2004 and for the year ended June 30, 2003:

	Year Ended June 30, 2005			Period from February 24, 2004 through June 30, 2004
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
	(in thousands)
Revenues:
Florist segment	$ 190,815	$ (128)	$ 190,687	$ 62,832	$ 253	$ 63,085
Consumer segment	267,075	(19,967)	247,108	95,868	(7,572)	88,296
Total	457,890	(20,095)	437,795	158,700	(7,319)	151,381
Costs of Goods Sold and Services Provided:
Florist segment	65,208	(3,183)	62,025	21,816	(897)	20,919
Consumer segment	186,225	(2,533)	183,692	67,348	(666)	66,682
Corporate	2,300	—	2,300	823	—	823
Total	253,733	(5,716)	248,017	89,987	(1,563)	88,424
Gross Margin:
Florist segment	125,607	3,055	128,662	41,016	1,150	42,166
Consumer segment	80,850	(17,434)	63,416	28,520	(6,906)	21,614
Corporate	(2,300)	—	(2,300)	(823)	—	(823)
Total	204,157	(14,379)	189,778	68,713	(5,756)	62,957
Advertising and Selling:
Florist segment	70,697	(14,378)	56,319	25,094	(5,750)	19,344
Consumer segment	29,080	—	29,080	10,368	—	10,368
Total	99,777	(14,378)	85,399	35,462	(5,750)	29,712
General and Administrative (includes Management fees):
Florist segment	10,161	—	10,161	2,680	—	2,680
Consumer segment	19,556	(2,475)	17,081	6,631	(903)	5,728
Corporate	35,017	2,474	37,491	10,922	897	11,819
Total	64,734	(1)	64,733	20,233	(6)	20,227
Operating Income (Loss) before Corporate Allocations:
Florist segment	44,749	17,433	62,182	13,242	6,900	20,142
Consumer segment	32,214	(14,959)	17,255	11,521	(6,003)	5,518
Corporate	(37,317)	(2,474)	(39,791)	(11,745)	(897)	(12,642)
Total	39,646	—	39,646	13,018	—	13,018
Corporate Allocations:
Florist segment	12,154	—	12,154	3,908	—	3,908
Consumer segment	2,895	—	2,895	937	—	937
Corporate	(15,049)	—	(15,049)	(4,845)	—	(4,845)
Total	—	—	—	—	—	—
Operating Income (Loss):
Florist segment	32,595	17,433	50,028	9,334	6,900	16,234
Consumer segment	29,319	(14,959)	14,360	10,584	(6,003)	4,581
Corporate	(22,268)	(2,474)	(24,742)	(6,900)	(897)	(7,797)
Total	$ 39,646	$ —	$ 39,646	$ 13,018	$ —	$ 13,018
Depreciation and Amortization:
Florist segment	$ 4,241	$ —	$ 4,241	$ 1,645	$ —	$ 1,645
Consumer segment	2,405	—	2,405	823	—	823
Corporate	3,853	—	3,853	1,270	—	1,270
Total	$ 10,499	$ —	$ 10,499	$ 3,738	$ —	$ 3,738

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Segment Information (Continued)

	Predecessor
	Period from July 1, 2003 through February 23, 2004			Year Ended June 30, 2003
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
	(in thousands)
Revenues:
Florist segment	$ 116,878	$ 294	$ 117,172	$ 172,678	$ (293)	$ 172,385
Consumer segment	138,965	(10,458)	128,507	207,688	(16,730)	190,958
Total	255,843	(10,164)	245,679	380,366	(17,023)	363,343
Costs of Goods Sold and Services Provided:
Florist segment	41,477	(1,703)	39,774	59,066	(1,955)	57,111
Consumer segment	97,639	(1,030)	96,609	146,691	(2,405)	144,286
Corporate	1,674	—	1,674	2,508	—	2,508
Total	140,790	(2,733)	138,057	208,265	(4,360)	203,905
Gross Margin:
Florist segment	75,401	1,997	77,398	113,612	1,662	115,274
Consumer segment	41,326	(9,428)	31,898	60,997	(14,325)	46,672
Corporate	(1,674)	—	(1,674)	(2,508)	—	(2,508)
Total	115,053	(7,431)	107,622	172,101	(12,663)	159,438
Advertising and Selling:
Florist segment	43,841	(7,415)	36,426	64,744	(12,548)	52,196
Consumer segment	13,815	—	13,815	19,831	—	19,831
Total	57,656	(7,415)	50,241	84,575	(12,548)	72,027
General and Administrative (includes Management fees):
Florist segment	7,108	—	7,108	11,366	—	11,366
Consumer segment	11,242	(1,324)	9,918	15,976	(2,093)	13,883
Corporate	38,346	1,308	39,654	23,385	1,978	25,363
Total	56,696	(16)	56,680	50,727	(115)	50,612
Operating Income (Loss) before Corporate Allocations:
Florist segment	24,452	9,412	33,864	37,502	14,210	51,712
Consumer segment	16,269	(8,104)	8,165	25,190	(12,232)	12,958
Corporate	(40,020)	(1,308)	(41,328)	(25,893)	(1,978)	(27,871)
Total	701	—	701	36,799	—	36,799
Corporate Allocations:
Florist segment	8,028	—	8,028	11,815	—	11,815
Consumer segment	1,880	—	1,880	3,136	—	3,136
Corporate	(9,908)	—	(9,908)	(14,951)	—	(14,951)
Total	—	—	—	—	—	—
Operating Income (Loss):
Florist segment	16,424	9,412	25,836	25,687	14,210	39,897
Consumer segment	14,389	(8,104)	6,285	22,054	(12,232)	9,822
Corporate	(30,112)	(1,308)	(31,420)	(10,942)	(1,978)	(12,920)
Total	$ 701	$ —	$ 701	$ 36,799	$ —	$ 36,799
Depreciation and Amortization:
Florist segment	$ 3,340	$ —	$ 3,340	$ 5,130	$ —	$ 5,130
Consumer segment	1,489	—	1,489	1,946	—	1,946
Corporate	548	—	548	822	—	822
Total	$ 5,377	$ —	$ 5,377	$ 7,898	$ —	$ 7,898

SCHEDULE I—CONDENSED FINANCIAL INFORMATION
FTD Group, Inc. (Parent Company Only)
Condensed Balance Sheets
(dollars in thousands)

	June 30, 2005	June 30, 2004
ASSETS
Prepaid expenses	$830	$—
Investment in subsidiary	205,529	187,582
Total assets	$206,359	$187,582
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$402	$—
Junior preferred stock subject to mandatory redemption	—	75,780
Senior preferred stock subject to mandatory redemption	—	76,299
Stockholders’ equity
Common stock	295	133
Paid-in capital	232,759	39,867
Accumulated deficit	(27,097)	(4,497)
Total stockholders’ equity	205,957	35,503
Total liabilities and stockholders’ equity	$206,359	$187,582

See accompanying note to condensed financial statements.

FTD Group, Inc. (Parent Company Only)
Condensed Statement of Operations
(dollars in thousands)

	Year Ended June 30, 2005	Period from February 24, 2004 through June 30, 2004
Revenues	$—	$—
Costs of goods sold and services provided	—	—
Operating expenses	898	—
Operating loss	(898)	—
Equity in earnings of subsidiary	(12,609)	(2,192)
Interest income	(110)	—
Interest expense and prepayment fees on shares subject to mandatory redemption	34,732	6,689
Loss before income tax	(22,911)	(4,497)
Income tax benefit	(311)	—
Net loss	$(22,600)	$(4,497)

See accompanying note to condensed financial statements.

FTD Group, Inc. (Parent Company Only)
Condensed Statement of Cash Flows
(dollars in thousands)

	2005	Period from February 24, 2004 through June 30, 2004
Cash flows from operating activities:
Net loss	$(22,600)	$(4,497)
Equity in earnings of subsidiary	(12,609)	(2,192)
Interest expense on mandatorily redeemable shares	34,732	6,689
Increase (decrease) in cash due to changes in operating assets and liabilities:
Prepaid expenses	(830)	—
Accounts payable	402	—
Net cash used in operating activities	(905)	—
Cash flows from investing activities:
Investment in FTD, Inc.	(5,338)	(184,454)
Net cash used in investing activities	(5,338)	(184,454)
Cash flows from financing activities:
Net proceeds from the issuance of common stock	192,227	—
Redemption of preferred stock	(186,811)	—
Capital contribution—common stock	827	39,064
Capital contribution—preferred stock	—	145,390
Net cash provided by financing activities	6,243	184,454
Increase (decrease) in cash and cash equivalents	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

See accompanying note to condensed financial statements.

FTD Group, Inc. (Parent Company Only)
Note to Condensed Financial Statements

(1) Basis of Presentation

Under the terms of agreements governing indebtedness of certain subsidiaries of FTD Group, Inc. (the “Company”), such subsidiaries are restricted from making dividend payments, loans or advances to the Company. These restrictions resulted in restricted net assets (as defined in Rule 4-03(e)(3) of Regulation S-X) of the Company’s subsidiaries exceeding 25% of the consolidated net assets of the Company and its subsidiaries.

The unaudited financial statements of FTD Group, Inc. (Parent Company Only) summarize the results of operations for the year ended June 30, 2005 and the period from February 24, 2004 through June 30, 2004 and as of June 30, 2004. In these statements, FTD Group, Inc.’s investment in subsidiary is stated at cost plus equity in the undistributed earnings of subsidiaries since the date of acquisition, February 24, 2004. The FTD Group, Inc. (Parent Company Only) financial statements should be read in conjunction with the FTD Group, Inc. consolidated financial statements.

FTD GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Charged to cost and expenses	Uncollectible accounts and inventory write offs, net of collection of accounts previously written off	Balance at end of period
Fiscal year 2005
Allowance for doubtful accounts (shown as deduction from Accounts Receivable in the consolidated balance sheet)	$5,067	$4,250	$6,796	$2,521
Inventory valuation reserve (included in Inventories, net in the consolidated balance sheet)	$951	$1,954	$257	$2,648
Period from February 24, 2004 through June 30, 2004
Allowance for doubtful accounts (shown as deduction from Accounts Receivable in the consolidated balance sheet)	$4,900	$1,132	$965	$5,067
Inventory valuation reserve (included in Inventories, net in the consolidated balance sheet)	$1,617	$43	$709	$951
Period from July 1, 2003 through February 23, 2004 (Predecessor)
Allowance for doubtful accounts (shown as deduction from Accounts Receivable in the consolidated balance sheet)	$5,284	$2,103	$2,487	$4,900
Inventory valuation reserve (included in Inventories, net in the consolidated balance sheet)	$1,409	$208	$—	$1,617
Fiscal year 2003 (Predecessor)
Allowance for doubtful accounts (shown as deduction from Accounts Receivable in the consolidated balance sheet)	$6,093	$3,420	$4,229	$5,284
Inventory valuation reserve (included in Inventories, net in the consolidated balance sheet)	$348	$1,224	$163	$1,409

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1

Agreement and Plan of Merger, dated as of October 5, 2003, among FTD, Inc., Mercury Man Holdings Corporation and Nectar Merger Corporation (incorporated by reference to Exhibit 2.1 to FTD, Inc.’s Registration Statement on Form S-4, as amended (File No. 333-113807) (the “2004 FTD S-4”)).

3.1

Second Amended and Restated Certificate of Incorporation of FTD Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 (the “3/31/05 10-Q”)).

3.2	Amended and Restated Bylaws of FTD Group, Inc. (incorporated by reference to Exhibit 3.2 to the 3/31/05 10-Q).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-120723) (the “2005 FTD S-1”)).
4.2

Indenture, dated February 6, 2004, by and between FTD, Inc., U.S. Bank National Association, as trustee, and the subsidiary guarantors party thereto from time to time (incorporated by reference to Exhibit 4.1 to the 2004 FTD S-4).

4.3	Form of Note (incorporated by reference to Exhibit A to Exhibit 4.1 to the 2004 FTD S-4).
4.4

Supplemental Indenture, dated as of February 24, 2004, by and among, FTD, Inc., the subsidiary guarantors listed on the signature pages thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the 2004 FTD S-4).

4.5+

Second Supplemental Indenture, dated as of February 14, 2005, by and among, FTD, Inc., the subsidiary guarantors listed on the signature pages thereto, FTD Group, Inc. and U.S. Bank National Association, as trustee.

4.6	Guarantee, dated February 24, 2004, by the subsidiary guarantors listed on the signature pages thereto (incorporated by reference to Exhibit 4.7 to the 2004 FTD S-4).
4.7

Amended and Restated Stockholders Agreement, dated as of September 30, 2004, by and among FTD Group, Inc., Green Equity Investors IV, L.P., FTD Co-Investment, LLC, Jon R. Burney, Lawrence W. Johnson, George T. Kanganis, Timothy Meline, William J. Van Cleave, Daniel W. Smith, Michael J. Soenen, Carrie A. Wolfe, Marcia Chapman and Jandy Tomy (incorporated by reference to Exhibit 4.5 to the 2005 FTD S-1).

4.8+

Amendment No. 1 to Amended and Restated Stockholders Agreement, dated as of February 14, 2005, by and among FTD Group, Inc., Green Equity Investors IV, L.P., FTD Co-Investment, LLC, Jon R. Burney, Lawrence W. Johnson, George T. Kanganis, William J. Van Cleave, Daniel W. Smith, Michael J. Soenen, Carrie A. Wolfe, Marcia Chapman and Jandy Tomy.

10.1

Credit Agreement, dated as of February 24, 2004, by and among FTD, Inc., as borrower, the financial institutions party thereto, UBS Securities LLC, as syndication agent, Wells Fargo Bank, N.A., as documentation agent, and Credit Suisse First Boston, acting through its Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to the 2004 FTD S-4).

10.2

First Amendment to the Credit Agreement, dated as of November 15, 2004, by and among FTD, Inc., the Guarantors, as set forth on the signature pages thereto, and CSFB (incorporated by reference to Exhibit 10.2 of the 2005 FTD S-1).

10.3

Security Agreement, dated as of February 24, 2004, by and among FTD, Inc., and Mercury Man Holdings Corporation, the subsidiary grantors party thereto from time to time, and Credit Suisse First Boston, acting through its Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit 10.2 to the 2004 FTD S-4).

10.4	Tax Sharing Agreement, dated as of December 19, 1994, between FTD Corporation and Florists’ Transworld Delivery, Inc. (incorporated by reference to Exhibit 10.3 to the 2004 FTD S-4).
10.5

First Amendment to Tax Sharing Agreement, dated as of May 19, 1999 among FTD Corporation, Florists’ Transworld Delivery, Inc. and FTD.COM (incorporated by reference to Exhibit 10.4 to the 2004 FTD S-4).

10.6*	Employment agreement dated May 20, 2003 regarding William J. Van Cleave employment arrangements (incorporated by reference to Exhibit 10.10 to the 2004 FTD S-4).
10.7*	Employment agreement dated May 20, 2003 regarding Jon R. Burney employment arrangements (incorporated by reference to Exhibit 10.11 to the 2004 FTD S-4).
10.8*	Employment agreement dated May 20, 2003 regarding Daniel W. Smith employment arrangements (incorporated by reference to Exhibit 10.12 to the 2004 FTD S-4).
10.9*

Employment agreement dated May 20, 2003 regarding Lawrence W. Johnson employment arrangements (incorporated by reference to Exhibit 10.8 to FTD, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (the “FTD, Inc. 2004 Form 10-K”)).

10.10*	Employment agreement dated May 20, 2003 regarding George T. Kanganis employment arrangements (incorporated by reference to Exhibit 10.9 to the FTD, Inc. 2004 Form 10-K”).
10.11*

Form of Amendment to Employment Agreement, dated as of October 5, 2003, by and between FTD, Inc. and each of Jon R. Burney, Lawrence W. Johnson, George T. Kanganis, Daniel W. Smith and William J. Van Cleave (incorporated by reference to Exhibit 10.13 to the 2004 FTD S-4).

10.12*

Form of Second Amendment to Employment Agreement, dated as of February 24, 2004, by and between FTD, Inc. and each of Jon R. Burney, Lawrence W. Johnson, George T. Kanganis, Daniel W. Smith and William J. Van Cleave (incorporated by reference to Exhibit 10.14 to the 2004 FTD S-4).

10.13*	Form of Confidentiality and Non-Competition Agreement between FTD.COM and William J. Van Cleave, dated as of May 17, 2000 (incorporated by reference to Exhibit 10.15 to the 2004 FTD S-4).
10.14*

Form of Confidentiality and Non-Competition Agreement between Florists’ Transworld Delivery, Inc. and each of the following executive officers: Daniel W. Smith, Executive Vice President of FTD.COM, dated as of November 12, 2002; Jon R. Burney, Vice President and General Counsel, dated as of November 12, 2002; George Kanganis, Executive Vice President of Sales, dated as of November 12, 2002; and Lawrence W. Johnson, Executive Vice President of Mercury Technology, dated as of November 12, 2002 (incorporated by reference to Exhibit 10.16 to the 2004 FTD S-4).

10.15	Form of Trademark License Agreement between Florists’ Transworld Delivery, Inc. and FTD.COM (incorporated by reference to Exhibit 10.17 to the 2004 FTD S-4).

10.16	Form of Florists’ Online Hosting Agreement between Florists’ Transworld Delivery, Inc. and FTD.COM (incorporated by reference to Exhibit 10.18 to the 2004 FTD S-4).
10.17	Form of Commission Agreement between Florists’ Transworld Delivery, Inc. and FTD.COM (incorporated by reference to Exhibit 10.19 to the 2004 FTD S-4).
10.18

Management Services Agreement, dated as of February 24, 2004, by and among FTD, Inc., FTD.COM, Florists’ Transworld Delivery, Inc., Value Network Service, Inc., FTD Holdings, Incorporated, Renaissance Greeting Cards, Inc., Flowers USA, Inc., and Leonard Green & Partners, L.P. (incorporated by reference to Exhibit 10.20 to the 2004 FTD S-4).

10.19+

Termination Agreement, dated as of February 14, 2005, by and among FTD, Inc., FTD.COM INC., Florists’ Transworld Delivery, Inc., FTD International Corporation, Value Network Service, Inc., FTD Holdings Incorporated, Renaissance Greeting Cards, Inc., Flowers USA, Inc. and Leonard Green & Partners, L.P.

10.20*

Stock Option Plan of FTD Group, Inc., dated as of September 30, 2004 (incorporated by reference to Exhibit 10.4 to FTD, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (the “9/30/04 FTD, Inc. 10-Q”)).

10.21*

Form of Non-Qualified Performance Accelerated Stock Option Agreement for use in connection with stock options granted under the Stock Option Plan of FTD Group, Inc. to directors and officers of FTD Group, Inc. (incorporated by reference to Exhibit 10.5 to the 9/30/04 FTD, Inc. 10-Q).

10.22*

Form of Non-Qualified Stock Option Agreement for use in connection with stock options granted under the Stock Option Plan of FTD Group, Inc. to directors and officers of FTD Group, Inc. (incorporated by reference to Exhibit 10.6 to the 9/30/04 FTD, Inc. 10-Q).

10.23*	Form of Indemnification Agreement with certain directors and officers (incorporated by reference to Exhibit 10.25 to the 2005 FTD S-1).
10.24*	FTD Group, Inc. 2005 Amended and Restated Equity Incentive Award Plan (incorporated by reference to Exhibit 10.26 to the 2005 FTD S-1).
10.25*	FTD Group, Inc. Incentive Bonus Plan (incorporated by reference to Exhibit 10.27 to the 2005 FTD S-1).
14.1+	Code of Business Conduct and Ethics.
21.1+	Subsidiaries of FTD Group, Inc.
23.1+	Consent of Ernst & Young L.L.P.
31.1+	Rule 13(a) - 14(a)/15(d) - 14(a) Certification (Principal Executive Officer).
31.2+	Rule 13(a) - 14(a)/15(d) - 14(a) Certification (Principal Financial Officer).
32+	Section 13.50 Certifications.

*                    Management contract or compensatory arrangement.

+                Filed as an exhibit to this Form 10-K.