Form 10-Q
period 2005-09-30
FTD Group, Inc.
filed 2005-11-10
CIK 1283157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32425

FTD Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0719190
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

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

As of November 9, 2005, there were 29,482,182 outstanding shares of the issuer’s Common Stock, par value $0.01 per share.

FTD GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

FTD GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2005	June 30, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,480	$8,890
Accounts receivable, less allowance for doubtful accounts of $3,184 at September 30, 2005 and $2,521 at June 30, 2005	29,022	23,419
Inventories, net	6,451	6,495
Deferred income taxes	2,587	2,550
Prepaid expenses and other current assets	5,564	7,782
Total current assets	46,104	49,136

Property and equipment:
Land and improvements	1,380	1,380
Building and improvements	14,291	14,291
Computer equipment	3,368	3,345
Furniture and equipment	4,766	2,814
Total	23,805	21,830
Less accumulated depreciation	4,336	3,790
Property and equipment, net	19,469	18,040

Other assets:
Deferred financing fees, net	8,206	8,527
Computer software, net	11,074	11,010
Other noncurrent assets	9,938	8,985
Other intangible assets, less accumulated amortization of $4,043 at September 30, 2005 and $3,393 at June 30, 2005	16,730	17,380
Trademark	121,577	121,577
Goodwill	336,659	336,659
Total other assets	504,184	504,138
Total assets	$569,757	$571,314

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$35,801	$41,498
Customer deposits	5,095	5,143
Unearned income	2,331	2,522
Accrued interest	1,724	4,993
Accrued compensation	2,696	4,128
Other accrued liabilities	5,644	5,058
Current maturities of long-term debt	1,286	1,633
Total current liabilities	54,577	64,975

Senior secured credit facility	72,503	67,330
Senior subordinated notes	170,117	170,117
Post-retirement benefits and accrued pension obligations	2,775	2,856
Deferred income taxes	60,354	60,289

Stockholders’ equity:
Common stock: $0.01 par value, 75,000,000 shares authorized; 29,456,626 and 29,451,791 shares issued and outstanding as of September 30, 2005 and June 30, 2005, Respectively	295	295
Additional paid-in capital	232,916	232,759
Accumulated deficit	(23,670)	(27,097)
Accumulated other comprehensive loss	(110)	(210)
Total stockholders’ equity	209,431	205,747
Total liabilities and stockholders’ equity	$569,757	$571,314

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME  (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2005	2004

Revenues:
Products	$50,023	$49,124
Services	35,846	32,947
Total revenues	85,869	82,071

Costs of Goods Sold and Services Provided:
Products	40,632	40,388
Services	5,226	4,682
Total costs of goods sold and services provided	45,858	45,070

Gross Profit:
Products	9,391	8,736
Services	30,620	28,265
Total gross profit	40,011	37,001

Operating Expenses:
Advertising and selling	17,651	16,704
General and administrative	11,929	12,377
Total operating expenses	29,580	29,081

Income from operations	10,431	7,920

Other Income and Expenses:
Interest income	(166)	(76)
Interest expense	4,781	5,017
Interest expense on shares subject to mandatory redemption	—	4,944
Other expense (income), net	(44)	(48)

Total other income and expenses	4,571	9,837

Income (loss) before income tax	5,860	(1,917)

Income tax expense	2,433	1,230

Net income (loss)	$3,427	$(3,147)

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(101)	87

Comprehensive income (loss)	$3,326	$(3,060)

Net income per Common Share - basic	$0.12	$(0.24)
Net income per Common Share - diluted	$0.11	$(0.24)

Weighted Average Common Shares Outstanding:
Basic	29,454	13,336
Diluted	30,542	13,336

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$3,427	$(3,147)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,042	1,579
Amortization	1,407	1,376
Interest expense on mandatorily redeemable shares	—	4,944
Stock-based compensation	165	—
Amortization and write off of deferred financing costs	316	332
Provision for doubtful accounts	771	972
Provision for obsolete inventory	402	195
Deferred income taxes	28	—
Increase (decrease) in cash due to changes in operating assets and liabilities:
Accounts receivable	(7,327)	(7,627)
Inventories	(358)	(246)
Prepaid expenses and other	2,218	1,480
Other noncurrent assets	5	(47)
Accounts payable	(5,697)	(7,634)
Other accrued liabilities, unearned income, customer deposits and other	(4,443)	(5,415)

Net cash used in operating activities	(8,044)	(13,238)

Cash flows from investing activities:
Capital expenditures	(3,292)	(735)

Net cash used in investing activities	(3,292)	(735)

Cash flows from financing activities:
Repayments of long-term debt	(174)	(213)
Proceeds from the issuance of capital stock	—	827
Net proceeds from revolving credit facility	5,000	12,000

Net cash provided by financing activities	4,826	12,614

Effect of foreign exchange rate changes on cash	100	87

Net decrease in cash and cash equivalents	(6,410)	(1,272)

Cash and cash equivalents at beginning of period	8,890	2,491

Cash and cash equivalents at end of period	$2,480	$1,219

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$7,728	$8,108
Income taxes	$46	$10

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

 FTD Group, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.  Description of the Business

FTD Group, Inc., formerly Mercury Man Holdings Corporation, is a Delaware corporation that was formed in 2003 by Green Equity Investors IV, L.P. (“Green Equity Investors”), a private investment fund affiliated with Leonard Green & Partners, L.P., solely for the purpose of acquiring majority ownership of FTD, Inc.  As used in this Form 10-Q, the term the “Company” refers to FTD Group, Inc., including its wholly-owned subsidiary, FTD, Inc.

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

On November 23, 2004, the Company filed a registration statement with the Securities and Exchange Commission, (the “SEC”) on Form S-1 (Registration No. 333-120723), relating to an initial public offering of the Company’s Common Stock (the “IPO”).  The registration statement was declared effective by the SEC on February 8, 2005.  The Company issued an aggregate of 15,842,893 shares in connection with the IPO.  See Note 3 for further detail.

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

Through its florist segment, the Company provides products and services, such as clearinghouse services, publishing products and services, technology products and services and floral shop supplies, to approximately 20,000 FTD members in the U.S. and Canada, and connects approximately 30,000 additional florists through affiliated or related organizations in 150 countries outside of North America.

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

Revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, fall within that quarter.  In addition, depending on the year, the popular floral holiday of Easter sometimes falls within the quarter ending March 31 (as it did in fiscal year 2005) and sometimes falls within the quarter ending June 30 (as it did in fiscal year 2004).

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the SEC, and do not contain all information included in the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2005.  The interim unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements for the fiscal year ended June 30, 2005.  In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

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

Of the $193.6 million balance of proceeds to the Company:

•                  $186.8 million was used to repurchase all outstanding shares of the Company’s 14% Senior Redeemable Exchangeable Cumulative Preferred Stock and all outstanding shares of the Company’s 12% Junior Redeemable Exchangeable Cumulative Preferred Stock, including a prepayment premium of $21.5 million;

•                  $5.3 million was used to redeem a portion of FTD, Inc.’s 7.75% Senior Subordinated Notes due 2014 (the “Notes”);

•                  $1.4 million was used to pay for fees and expenses of the offering; and

•                  the balance was used for general corporate purposes.

Note 4.  Acquisition

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

Pursuant to the terms of the Flower Concierge Agreement, the purchase price for the assets acquired was $8.5 million, including $0.2 million of acquisition costs.  The purchase price was funded through a $5.3 million promissory note, which accrued interest at 6.0% annually and was paid in full on January 3, 2005, with the remainder funded from existing cash balances.  The assets acquired primarily consisted of Flower Concierge’s Web site, www.florist.com, valued at $7.8 million, a customer list, non-compete agreements and $0.2 million of goodwill.

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

 Note 5.  Net Income (Loss) Per Common Share

The computations of basic and diluted net income (loss) per common share for the three-month periods ended September 30, 2005 and 2004 are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2005	2004

Net income (loss)	$3,427	$(3,147)

Weighted average basic shares of Common Stock outstanding	29,454	13,336
Effect of dilutive securities - options to purchase shares of common stock	1,088	—
Weighted average diluted shares of Common Stock outstanding	30,542	13,336

Net income (loss) per share of Common Stock - basic	$0.12	$(0.24)

Net income (loss) per share of Common Stock - diluted	$0.11	$(0.24)

Shares associated with stock options that were not included in the computation of net income (loss) per share because their effect was anti-dilutive consisted of 90,000 shares and 2,099,457 shares for the three-month periods ended September 30, 2005 and 2004, respectively.

Note 6.  Financing Arrangements

Long-term debt consisted of the following (in thousands):

	As of September 30, 2005	As of June 30, 2005
7.75% senior subordinated notes	$170,117	$170,117
Senior secured credit facility:
Term loan	68,789	68,963
Revolving credit facility	5,000	—
Total debt	243,906	239,080
Less: current portion	(1,286)	(1,633)
Long-term debt	$242,620	$237,447

$135.0 million Senior Secured Credit Facility

In connection with the consummation of the 2004 Going Private Transaction, FTD, Inc. entered into the 2004 Credit Agreement with a syndicate of financial institutions, including Credit Suisse First Boston, acting through its Cayman Islands Branch, as administrative agent, UBS Securities LLC, as syndication agent, and Wells Fargo Bank, N.A., as documentation agent.  Borrowings under the 2004 Credit Agreement are secured by first priority security interests in, and mortgages on, substantially all of FTD, Inc.’s tangible and intangible assets, including the assets of FTD Group, Inc.

All of the Company’s consolidated net assets are owned, and all of the Company’s consolidated net sales are earned, by its direct and indirect subsidiaries.  As of September 30, 2005, restricted assets totaled $569.8 million.

The 2004 Credit Agreement provides for aggregate borrowings of up to $135.0 million and consists of a five-year $50.0 million revolving credit facility and a seven-year $85.0 million term loan.  As the Company makes principal repayments on the term loan, the balance of the term loan is permanently reduced. A portion of the revolving credit facility is available as a letter of credit sub-facility and as a swing-line facility.  Borrowings under the revolving credit facility are used to finance working capital, capital expenditures, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs.  The revolving credit facility included $1.6 million in letters of credit outstanding and had availability of $43.4 million at September 30, 2005.

Borrowings under the 2004 Credit Agreement generally bear interest based on a margin over, at FTD, Inc.’s option, either the base rate (generally the applicable prime lending rate of Credit Suisse First Boston, as announced from time to time) or the London Interbank Offered Rate (“LIBOR”).  The applicable margin for borrowings under the 2004 Credit Agreement varies based upon FTD, Inc.’s Consolidated Leverage Ratio, as defined in the 2004 Credit Agreement, which was amended on November 15, 2004 to reduce the margins on the term loan.  The 2004 Credit Agreement requires FTD, Inc. to pay commitment fees on the unused portion of the revolving credit facility, which vary based on the utilization of the revolving credit facility.

The 2004 Credit Agreement includes covenants that, among other things, require that as of September 30, 2005, FTD, Inc. maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments) to consolidated interest expense of no less than 2.2 to 1.0, a fixed charge coverage ratio of no less than 1.5 to 1.0 and a leverage ratio not to exceed 5.5 to 1.0.  The Company was in compliance with all debt covenants as of September 30, 2005.  Debt covenant targets are adjusted quarterly in accordance with the terms of the 2004 Credit Agreement.

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

There was $73.8 million in outstanding debt at September 30, 2005 under the 2004 Credit Agreement.  FTD, Inc. is permitted to voluntarily repay principal amounts outstanding or reduce commitments under the 2004 Credit Agreement at any time, in whole or in part, without premium or penalty, upon the giving of proper notice and subject to minimum amount requirements.  In addition, subject to certain exceptions, FTD, Inc. is required to prepay outstanding amounts under the 2004 Credit Agreement with a portion of its excess cash flow, the net proceeds of certain asset dispositions, casualty insurance and condemnation recovery events and upon the issuance of certain securities or debt.  The term loan is due in annual installments of $0.7 million per year with the remaining balance due at maturity, on February 28, 2011.  As a result of the excess cash flow payment requirements, as defined in the 2004 Credit Agreement, the current portion of the total outstanding debt as of September 30, 2005 is $1.3 million.

As a result of entering into the 2004 Credit Agreement, FTD, Inc. originally recorded $4.2 million of deferred financing costs, which were allocated, pro rata, to the five-year revolving credit facility and the seven-year term loan and are being amortized using the effective interest method over the respective terms.  During fiscal year 2005, the Company paid down the term loan by $15.8 million, which resulted in a write-off of deferred financing costs of $0.5 million.

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

The indenture governing the Notes provides for certain limitations on FTD, Inc.’s ability to incur additional indebtedness, issue disqualified capital stock, make restricted payments, permit restrictions on dividends or other payment restrictions affecting subsidiaries, layer indebtedness, enter into liens securing indebtedness, enter into transactions with affiliates or guarantors, enter into certain merger, sale or consolidation transactions and release guarantors.

As a result of issuing the Notes, the Company recorded $6.7 million of deferred financing costs, which are being amortized using the effective interest method.  During fiscal year 2005 the Company redeemed $4.9 million of the Notes, which resulted in a write-off of deferred financing costs of $0.2 million.

Note 7.  Preferred Stock Subject to Mandatory Redemption

The Company has authorized 200,000 shares of preferred stock, par value $0.01 per share.  The Company had issued 72,695 shares of 14% mandatorily redeemable Senior exchangeable cumulative preferred stock, par value $0.01 per share (the “Senior Preferred”), and 72,695 shares of 12% mandatorily redeemable Junior exchangeable cumulative preferred stock, par value $0.01 per share (the “Junior Preferred” and together with the Senior Preferred, the “Preferred Stock”), in conjunction with the 2004 Going Private Transaction.  Each share of Preferred Stock was non-voting, non-participating and had a liquidation value of $1,000 per share as of the date of issue.  The liquidation value, plus accrued and unpaid dividends, was payable on August 24, 2024, the mandatory redemption date.  Because the shares were mandatorily redeemable at a fixed date, such shares were classified as a liability on the related consolidated balance sheet, pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and the related dividends reflected as interest expense.

The Company used $186.8 million of the net proceeds of its IPO to redeem in full all of the Company’s outstanding shares of its Preferred Stock, including a prepayment premium of $21.5 million which was incurred during the third quarter of fiscal year 2005.

Note 8. Pension and Other Post Retirement Benefit Plans

	Salaried Employees’ Pension Plan		Retiree Medical Plan
	Three Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Service cost	$14	$—	$—	$—
Interest cost	28	32	20	24
Expected return on assets	(23)	(20)	—	—
Amortization of loss	9	—	—	—
Net periodic benefit cost	$28	$12	$20	$24

Note 9.  Related Party Transactions

In connection with the 2004 Going Private Transaction, FTD, Inc. entered into a management services agreement with Leonard Green & Partners, L.P.  Under the management services agreement, Leonard Green & Partners, L.P. provided management, consulting and financial planning services in exchange for an annual management fee of $2.0 million, payable in equal monthly installments commencing in March 2004.  This agreement was terminated in February 2005, in connection with the IPO in consideration of a lump sum payment of

$12.5 million by FTD, Inc. to Leonard Green & Partners L.P., in accordance with the management services agreement.  For the three-month period ended September 30, 2004, the Company incurred expenses of $0.5 million, related to the management services agreement.

Note 10.  Capital Stock Transactions

During the three-month period ended September 30, 2005 the Company issued 4,835 shares of Common Stock in connection with the exercise of vested stock options.

On September 30, 2004, the Company sold 275,559 shares of Common Stock to certain members of the Company’s management for cash consideration of $826,667, which represented fair market value on the date of purchase.  The Company invested the proceeds in FTD, Inc.

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

Note 11.  Stock Awards and Incentive Plans

The Company’s Stock Option Plan was adopted and approved by the Board of Directors on September 30, 2004, and provided for the issuance of up to 2,192,778 shares of Common Stock of the Company in connection with the granting of incentive or non-qualified stock options.

On February 7, 2005, the Company amended the Stock Option Plan to allow for the issuance of a total of 4,592,778 shares of Common Stock of the Company in connection with the 2005 Amended and Restated Equity Incentive Award Plan (the “2005 Plan”).  The principal purpose of the 2005 Plan is to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.  The 2005 Plan provides for a variety of such awards, including non-qualified stock options, incentive stock options (within the meaning of the Internal Revenue Code of 1986, as amended), stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance share awards, performance stock unit awards, stock payment awards, performance-based awards and other stock-based awards.

During the three-month periods ended September 30, 2005 and 2004, the Company granted 55,000 options and 2,099,457 options, respectively, to various employees of the Company.  Outstanding non-qualified stock options have an expiration date ten years from the date of grant and begin vesting as early as the date of grant, dependent upon the individual agreements.  All stock options were granted with an exercise price equal to the fair market value on the date of grant.

During the three-month periods ended September 30, 2005 and 2004, no options were forfeited and during the three-month period ended September 30, 2005, 4,835 options were exercised.

Prior to July 1, 2005, the Company accounted for stock-based compensation programs according to the provisions of Accounting Principles Board Opinion (“ABP”) No. 25, Accounting for Stock Issued to Employees, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.  Effective July 1, 2005, the Company adopted the fair value recognition provisions of FAS 123 (R), Share-Based Payments, using the modified prospective transition method and Black-Scholes as the option valuation model.  Under that transition method, compensation cost recognized in the three months ended September 30, 2005 included (i) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (R).  Results for prior periods have not been restated.

As a result of adopting FAS 123(R) on July 1, 2005, income before income taxes and net income for the three month period ended September 30, 2005 are $165,000 and $99,000 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.  Basic and diluted earnings per share for the three month period ended September 30, 2005 would have been $0.12 if SFAS No. 123(R) had not been adopted, compared to $0.12 basic earnings per share and $0.11 diluted earnings per share as reported.

The Company would have recognized additional compensation expense, net of tax, of $1,000 related to the Company’s stock options in the three-month period ended September 30, 2004 if the estimated fair value, as determined in accordance with SFAS No. 123, of the outstanding stock options of the Company had been recorded in the consolidated financial statements.  As such, the Company’s net loss would have been impacted as shown by the pro forma amount displayed in the table below (the pro forma disclosures shown are not representative of the future effects on net income (loss)):

		Three Months Ended
		September 30,
		2004

Net loss, as reported		$(3,147)
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)
Pro forma net loss		$(3,148)

Net loss per share of Common Stock:
	Basic - as reported	$(0.24)
	Basic - pro forma	$(0.24)

	Diluted - as reported	$(0.24)
	Diluted - pro forma	$(0.24)

The Company’s options granted to employees either vest equally each year over an approximate five-year period or vest in full after an approximate seven-year period unless certain performance acceleration targets are met.  If the performance targets are met, the vesting of the options will accelerate.  The first performance target was met so the first installment vested on June 30, 2005.  If certain additional performance targets are met, the remaining two installments will vest on June 30, 2006 and 2007.

The Company’s options granted to independent directors vest equally in thirds, one-third on the date of grant, one-third on the first anniversary of the date of grant and the remaining one-third on the second anniversary of the date of grant.

As a result, the cost recognized during the three-month period ended September 30, 2005 and the estimated cost indicated in the table above for the three-month period ended September 30, 2004, reflected only a partial vesting of such options.  If full vesting were assumed, the costs recognized and the estimated pro forma costs would have been higher than indicated above.

Note 12.  Commitments and Contingencies

The Company is involved in various claims and lawsuits and other matters arising in the normal course of business.  In the opinion of management of the Company, although the outcome of these claims and suits are uncertain, they should not have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

The Company also has a commitment with a distribution center facility in Cincinnati, Ohio, where it stores and distributes product through June 30, 2008.

Note 13.  Segment Information

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

The florist segment includes all products and services sold to FTD members, encompassing clearinghouse services, publishing products and services, technology products and services and floral shop supplies.  The consumer segment encompasses sales of floral and specialty gift products, which are sold primarily to consumers through FTD.COM’s Web site, www.ftd.com, or its toll-free telephone number, 1-800-SEND-FTD.

The following table reports the Company’s operating results by reportable segment for the three-month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005			2004
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
	(in thousands)
Revenues:
Florist segment	$44,355	$(45)	$44,310	$45,713	$(12)	$45,701
Consumer segment	44,950	(3,391)	41,559	39,720	(3,350)	36,370
Total	89,305	(3,436)	85,869	85,433	(3,362)	82,071

Costs of Goods Sold and Services Provided:
Florist segment	15,683	(845)	14,838	17,842	(714)	17,128
Consumer segment	30,877	(419)	30,458	27,721	(391)	27,330
Corporate	562	—	562	612	—	612
Total	47,122	(1,264)	45,858	46,175	(1,105)	45,070

Gross Margin:
Florist segment	28,672	800	29,472	27,871	702	28,573
Consumer segment	14,073	(2,972)	11,101	11,999	(2,959)	9,040
Corporate	(562)	—	(562)	(612)	—	(612)
Total	42,183	(2,172)	40,011	39,258	(2,257)	37,001

Advertising and Selling:
Florist segment	15,291	(2,172)	13,119	15,510	(2,256)	13,254
Consumer segment	4,532	—	4,532	3,450	—	3,450
Total	19,823	(2,172)	17,651	18,960	(2,256)	16,704

General and Administrative (includes Management Fees):
Florist segment	2,284	—	2,284	2,574	—	2,574
Consumer segment	3,655	(427)	3,228	3,726	(369)	3,357
Corporate	5,990	427	6,417	6,078	368	6,446
Total	11,929	—	11,929	12,378	(1)	12,377

Operating Income (Loss) before Corporate Allocations:
Florist segment	11,097	2,972	14,069	9,787	2,958	12,745
Consumer segment	5,886	(2,545)	3,341	4,823	(2,590)	2,233
Corporate	(6,552)	(427)	(6,979)	(6,690)	(368)	(7,058)
Total	10,431	—	10,431	7,920	—	7,920

Corporate Allocations:
Florist segment	2,813	—	2,813	3,025	—	3,025
Consumer segment	735	—	735	777	—	777
Corporate	(3,548)	—	(3,548)	(3,802)	—	(3,802)
Total	—	—	—	—	—	—

Operating Income (Loss):
Florist segment	8,284	2,972	11,256	6,762	2,958	9,720
Consumer segment	5,151	(2,545)	2,606	4,046	(2,590)	1,456
Corporate	(3,004)	(427)	(3,431)	(2,888)	(368)	(3,256)
Total	$10,431	$—	$10,431	$7,920	$—	$7,920

Depreciation and Amortization:
Florist segment	$868	$—	$868	$1,333	$—	$1,333
Consumer segment	617	—	617	651	—	651
Corporate	964	—	964	971	—	971
Total	$2,449	$—	$2,449	$2,955	$—	$2,955

Note 14.  Financial Statements of Guarantors

The accompanying consolidated balance sheets, statements of operations and statements of cash flows presented herein represent the accounts of the Company and its Guarantor and non-Guarantor subsidiaries, as defined in the indenture to the Notes issued in February 2004.  The Notes are unconditionally guaranteed, on a joint and several basis, by the Guarantor subsidiaries including FTD Group, Inc. and all domestic subsidiaries of FTD, Inc.  Non-Guarantor subsidiaries include Florists’ Transworld Delivery Association of Canada, Ltd. and Florists’ Transworld Delivery de Mexico, both of which are insignificant and are therefore not separately presented.  As FTD, Inc., either directly or indirectly, owns 100% of each of the Guarantor subsidiaries (other than FTD Group, Inc.) and, as FTD, Inc. does not have any independent assets or operations apart from the Guarantor subsidiaries or FTD Group, Inc., separate subsidiary financial information has not been presented.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q.  The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs.  The Company’s actual results could differ from those discussed in the forward-looking statements.  Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the captions “Forward-Looking Information” and elsewhere in this Form 10-Q.

Overview

FTD Group, Inc. is a leading provider of floral-related products and services to consumers and retail florists, as well as other retail locations offering floral products, in the U.S. floral retail market.  The business is supported by the highly recognized FTD brand, which was established in 1910 and enjoys 96% brand recognition among the Company’s target market of U.S. consumers between the ages of 25 and 64, as well as by the Mercury Man logo, which is displayed in approximately 50,000 floral shops, globally.  The Company generates revenue from two business segments, the florist segment and the consumer segment.

Florist Segment.  The florist segment includes revenue associated with the services and products provided to FTD members and other retailers offering floral products. The following table sets forth the percentage of revenue in each category of the florist segment:

	Three Months Ended September 30,
	2005	2004

Member Services	57%	56%
Mercury Technology	17%	15%
Specialty Wholesaling	26%	29%

Total Florist Segment revenue	100%	100%

Consumer Segment.  The consumer segment is comprised of FTD.COM, an Internet and telephone marketer of flowers and specialty gifts, which sells products directly to consumers primarily through the www.ftd.com Web site and the 1-800-SEND-FTD toll-free telephone number.  FTD.COM offers same day delivery of floral orders to nearly 100% of the U.S. and Canadian populations.  The majority of orders are fulfilled by the Company’s network of approximately 20,000 FTD members who adhere to FTD.COM’s quality and service standards.  FTD.COM typically offers over 400 floral arrangements and over 800 specialty gift items, which are delivered via common courier, including unarranged boxed flowers, plants, gourmet food gifts, holiday gifts, bath and beauty products, jewelry, wine and gift baskets, dried flowers and stuffed animals.

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

The Company plans to continue to direct consumers to the Internet for their floral and specialty gift purchasing needs, as processing orders over the Internet is a profitable order generating vehicle and an efficient and convenient ordering method for the consumer.  The Company also plans to pursue growth in additional specialty gift categories as management believes the Company’s direct marketing expertise and brand strength allows the business to attract a wide range of quality specialty gift manufacturers.  Additionally, the Company plans to continue expanding the lower-priced floral offerings to meet consumer demand.  Management believes this is a growing segment of the market and the Company is expanding its marketing efforts and product offerings targeting this segment.  The network of FTD members enables the Company to offer same day delivery for many of these products, which management believes is a competitive advantage over the Company’s competitors who offer delivery on a next day basis through common courier.

The Company plans to continue to reduce its indebtedness and repurchase shares of its Common Stock with available cash generated from operations.

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

Revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, fall within that quarter.  In addition, depending on the year, the popular floral holiday of Easter sometimes falls within the quarter ending March 31 (as it did in fiscal year 2005) and sometimes falls within the quarter ending June 30 (as it did in fiscal year 2004).

Three Months ended September 30, 2005 compared to the three months ended September 30, 2004

Total revenues

	Three Months Ended September 30,
	2005	2004	% Change
	(in thousands)
Florist segment	$44,310	$45,701	(3.0)%
Consumer segment	41,559	36,370	14.3%
Total revenues	$85,869	$82,071	4.6%

Revenues increased by $3.8 million, or 4.6%, to $85.9 million for the three-month period ended September 30, 2005, compared to revenues for the three-month period ended September 30, 2004 of $82.1 million.  There were no revenues associated with corporate activities.

Management believes a key metric in driving revenues for the florist segment is the number of FTD members that use or purchase services and products provided by the florist segment, which is partially driven by membership.  Membership as of September 30, 2005 and 2004 was approximately 19,700 and 19,800 FTD members, respectively.  Average membership for the three-month period ended September 30, 2005 and 2004 was approximately 19,700 and 20,100 FTD members, respectively.  Revenues for the florist segment decreased by $1.4 million, or 3.0% to $44.3 million for the three-month period ended September 30, 2005, compared to revenues for the three-month period ended September 30, 2004 of $45.7 million.  This decrease in revenues is primarily related to the strategic elimination of certain specialty wholesaling product lines which were not running profitably or were inventory intensive and not core to the business.  Revenues related to all of the specialty wholesaling product lines were $11.5 million in the first quarter of fiscal year 2006 compared to $13.4 million in the same period of the prior fiscal year.  The florist segment, excluding the specialty wholesaling product lines, experienced revenues of $32.8 million in the first quarter of fiscal year 2006 compared to $32.3 million in the same period of the prior fiscal year.

Management believes a key metric in driving revenues in the consumer segment is order volume.  The growth in order volume was the primary factor for the increase in revenues for the consumer segment of $5.2 million, or 14.3%, to $41.6 million for the three-month period ended September 30, 2005 compared to $36.4 million for the three-month period ended September 30, 2004.  Order volume increased 16.3% to 689,000 orders for the three-month period ended September 30, 2005, from 592,000 orders for the three-month period ended September 30, 2004.  Partially contributing to the increase in order volume were sales of specialty gifts, which include all orders delivered via common courier and comprised 36.4% of total order volume for the three-month period ended September 30, 2005, compared to 24.0% for the three-month period ended September 30, 2004.  Internet orders were 88.0% of total orders for the three-month period ended September 30, 2005, compared to 84.6% for the three-month period ended September 30, 2004.  Average order value for the three-month period ended September 30, 2005 was $60.31, which was slightly lower than average order value of $61.41 during the three-month period ended September 30, 2004.  This decrease in average order value is primarily related to an increase in demand for the lower priced product offerings.

Total costs of goods sold and services provided

	Three Months Ended September 30,
	2005	2004	% Change
	(in thousands)
Florist segment	$14,838	$17,128	(13.4)%
Consumer segment	30,458	27,330	11.4%
Corporate	562	612	(8.2)%
Total costs of goods sold and services provided	$45,858	$45,070	1.7%

Costs of goods sold and services provided increased by $0.8 million, or 1.7%, to $45.9 million for the three-month period ended September 30, 2005, compared to costs of goods sold and services provided for the three-month period ended September 30, 2004 of $45.1 million.  Total gross margin increased to 46.6% for the three-month period ended September 30, 2005 from 45.1% for three-month period ended September 30, 2004, primarily attributable to the elimination of certain specialty wholesaling product lines within the florist segment which were unprofitable or inventory intensive and not core to the business.

Costs of goods sold and services provided associated with the florist segment decreased by $2.3 million, or 13.4%, to $14.8 million for three-month period ended September 30, 2005, compared to $17.1 million for the three-month period ended September 30, 2004.  Gross margin for the florist segment increased to 66.5% for the three-month period ended September 30, 2005, compared to 62.5% for the three-month period ended September 30, 2004, primarily due to the elimination of certain specialty wholesaling product lines which were unprofitable or inventory intensive and not core the business.

  Costs of goods sold and services provided associated with the consumer segment increased by $3.2 million, or 11.4%, to $30.5 million for the three-month period ended September 30, 2005, compared to $27.3 million for the three-month period ended September 30, 2004.  Gross margin for the consumer segment increased to 26.7% for the three-month period ended September 30, 2005, compared to 24.9% for the three-month period ended September 30, 2004, primarily due to product mix related to increased volume in the higher margin specialty gift orders in addition to lower order entry costs.

Costs of goods sold and services provided related to corporate activities remained consistent at $0.6 million for the three-month period ended September 30, 2005, compared to the three-month period ended September 30, 2004.  These costs are related to the development and support of the internal corporate technology platforms.

Advertising and selling costs

	Three Months Ended September 30,
	2005	2004	% Change
	(in thousands)
Florist segment	$13,119	$13,254	(1.0)%
Consumer segment	4,532	3,450	31.4%
Total advertising and selling costs	$17,651	$16,704	5.7%

Advertising and selling costs increased by $1.0 million, or 5.7%, to $17.7 million for the three-month period ended September 30, 2005, compared to advertising and selling costs for the three-month period ended September 30, 2004 of $16.7 million.  There were no advertising and selling costs related to corporate activities.

Advertising and selling costs associated with the florist segment decreased by $0.2 million, or 1.0%, to $13.1 million for the three-month period ended September 30, 2005, compared to $13.3 million for the three-month period ended September 30, 2004.  This decrease is primarily due to a reduction in headcount and marketing in the specialty wholesaling selling area and a reduction in expenses related to member meetings.

Advertising and selling costs associated with the consumer segment increased by $1.0 million, or 31.4%, to $4.5 million for the three-month period ended September 30, 2005, compared to $3.5 million for the three-month period ended September 30, 2004.  This increase in advertising and selling costs was primarily due to an increase in online advertising expenses, related to increased volume primarily on search-oriented Web sites.

General and administrative costs and management fees

	Three Months Ended September 30,
	2005	2004	% Change
	(in thousands)
Florist segment	$2,284	$2,574	(11.3)%
Consumer segment	3,228	3,357	(3.8)%
Corporate	6,417	6,446	(0.4)%
Total general and administrative costs and management fees	$11,929	$12,377	(3.6)%

General and administrative costs and management fees decreased by $0.5 million, or 3.6%, to $11.9 million for the three-month period ended September 30, 2005, compared to $12.4 million for the three-month period ended September 30, 2004.

General and administrative costs associated with the florist segment decreased by $0.3 million, or 11.3%, to $2.3 million for the three-month period ended September 30, 2005, compared to $2.6 million for the three-month period ended September 30, 2004.  The decrease in general and administrative costs for the florist segment is primarily due to a reduction in depreciation expense as certain assets of the florist business became fully depreciated.

General and administrative costs associated with the consumer segment decreased by $0.2 million, or 3.8%, to $3.2 million for the three-month period ended September 30, 2005, compared to $3.4 million for the three-month period ended September 30, 2004.  The decrease in general and administrative costs for the consumer segment is primarily due to lower technology expenses related to an increase in capitalizable projects.

Corporate general and administrative costs and management fees remained consistent at $6.4 million for the three-month periods ended September 30, 2005 and 2004.  The termination of the Management Services Agreement with Leonard Green & Partners, L.P. resulted in a $0.5 million decrease in corporate general and administrative costs in the period ended September 30, 2005 and was offset by an increase in public company costs and an increase in compensation expense related to the implementation of FAS 123(R).

Other income and expenses

	Three Months Ended September 30,
	2005	2004	% Change
	(in thousands)
Interest income	$(166)	$(76)	118.4%
Interest expense	4,781	5,017	(4.7)%
Interest expense on shares subject to mandatory redemption	—	4,944	(100.0)%
Other (income) expense, net	(44)	(48)	(8.3)%
Total other (income) and expenses	$4,571	$9,837	(53.5)%

Interest income increased $0.1 million, to $0.2 million for the three-month period ended September 30, 2005, compared to $0.1 million for the three-month period ended September 30, 2004.  The increase is primarily due to better interest rates obtained.

Interest expense decreased $0.2 million, to $4.8 million for the three-month period ended September 30, 2005, compared to $5.0 million for the three-month period ended September 30, 2004.  The decrease is due to a reduction in the amount of outstanding indebtedness during the period, partially offset by higher interest rates.

The Company’s preferred stock was redeemed in full using the proceeds from its IPO and as such, there is no interest expense on shares subject to mandatory redemption for the three-month period ended September 30, 2005.

Other income was consistent at $44,000 for the three-month period ended September 30, 2005 compared to $48,000 for the three-month period ended September 30, 2004.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $6.4 million to $2.5 million at September 30, 2005 from $8.9 million at June 30, 2005.

The following table summarizes key cash flow information for the three-month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005	2004
	(in thousands)

Net cash used in operating activities	$(8,044)	$(13,238)

Net cash used in investing activities	$(3,292)	$(735)

Net cash provided by financing activities	$4,826	$12,614

Cash used in operating activities was $8.0 million and $13.2 million for the three-month periods ended September 30, 2005 and 2004, respectively, which primarily consisted of an increase of  $7.3 million and $7.6 million, respectively in accounts receivable, partially related to the shipment of specialty wholesaling products for the fall and winter holidays and increases in sales of technology platforms, a decrease in accounts payable of $5.7 million and $7.6 million, respectively, primarily related to the seasonality of invoices outstanding (the Company has more accounts payable in the month following a holiday) and a decrease in accrued liabilities primarily related to the interest payment on the senior subordinated notes that was made during the three-month periods ended September 30, 2005 and 2004.  These uses of cash were partially offset by net income, after adding back non-cash items such as depreciation, amortization and the provisions for doubtful accounts and obsolete inventory and a decrease in prepaid expenses primarily related to a decrease in prepaid taxes for the three-month periods ended September 30, 2005 and 2004 and interest expense on the preferred stock for the three-month period ended September 30, 2004.

Cash used in investing activities was $3.3 million for the three-month period ended September 30, 2005, which related to capital expenditures primarily related to a new call center which was opened in October 2005 and other technology developments and improvements.

Cash used in investing activities was $0.7 million for the three-month period ended September 30, 2004, which was related to capital expenditures primarily for technology developments and improvements.

Cash provided by financing activities was $4.8 million for the three-month period ended September 30, 2005, which consisted of net proceeds from the revolving credit facility, which was drawn to fund working capital, partially offset by scheduled principal repayments under the 2004 Credit Agreement.

Cash provided by financing activities was $12.6 million for the three-month period ended September 30, 2004, which consisted of net proceeds from the revolving credit facility, which was drawn to fund working capital, as well as proceeds from the sale of capital stock, partially offset by scheduled principal repayments under the 2004 Credit Agreement.

The Company’s principal sources of liquidity are cash from operations and funds available for borrowing under the 2004 Credit Agreement.  The 2004 Credit Agreement originally provided for aggregate borrowings of up to $135.0 million and consisted of a five-year $50.0 million revolving credit facility and a seven-year $85.0 million term loan, which was used in connection with the 2004 Going Private Transaction.  As the Company makes principal repayments on the term loan, the balance of the term loan is permanently reduced.  A portion of the revolving credit facility is available as a letter of credit sub-facility and as a swing-line facility.  Borrowings under the revolving credit facility are used to finance working capital, capital expenditures, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs.  The revolving credit facility included $1.6 million in letters of credit outstanding and had availability of $43.4 million at September 30, 2005.

On October 25, 2005 the Board of Directors authorized a share repurchase program totaling $30 million, effective through September 30, 2007.  These purchases may be made from time to time in both open market and private transactions, dependent upon market and other conditions.  This repurchase program is expected to remain in effect through September 30, 2007, unless terminated earlier by the Board of Directors, or completed.  The Company intends to repurchase shares pursuant to a 10b5-1 plan, which would generally permit the Company to repurchase shares at times when it might otherwise be prevented from doing so under certain securities laws.  Repurchased shares will be held in treasury pending use for general corporate purposes, including issuances under various employee and director stock plans.  FTD, Inc. amended the 2004 Credit Agreement, effective November 7, 2005, to allow for the repurchases of Common Stock of the Company, subject to a maximum leverage ratio and minimum liquidity requirements.

The 2004 Credit Agreement includes covenants that, among other things, required that as of September 30, 2005, FTD, Inc. maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments) to consolidated interest expense, a fixed charge coverage ratio and a leverage ratio.  FTD, Inc. was in compliance with all debt covenants as of September 30, 2005.  The debt covenant ratios are detailed below:

	Actual Ratio	Required Ratio
	as of September 30, 2005	as of September 30, 2005
Interest Expense Coverage	3.36	2.20 minimum
Fixed Charge Coverage	3.55	1.50 minimum
Leverage	3.61	5.50 maximum

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

See the information concerning the Company’s critical accounting policies included under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 as filed with the SEC.

Recently Issued Accounting Pronouncements

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

Related Party Transactions

In connection with the 2004 Going Private Transaction, FTD, Inc. entered into the management services agreement with Leonard Green & Partners, L.P., whereby Leonard Green & Partners, L.P. provided management, consulting and financial planning services in exchange for an annual management fee of $2.0 million, payable in equal monthly installments commencing in March 2004.  This agreement was terminated in February 2005, in connection with the initial public offering in consideration of a lump sum payment of $12.5 million by FTD, Inc. to Leonard Green & Partners L.P., in accordance with the management services agreement.  For the three-month period ended September 30, 2004, the Company incurred expenses of $0.5 million related to the management services agreement.

Forward-Looking Information

This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company’s outlook, anticipated revenue growth and profitability; the anticipated benefits of investments in new products, programs and offerings; and opportunities and trends within both the consumer and florist segments, including opportunities to expand these businesses and capitalize on growth opportunities or increase penetration of service offerings.  These forward-looking statements are based on management’s current expectations, assumptions, estimates and projections about the Company and its industry.  Investors are cautioned that actual results could differ from those anticipated by the forward-looking statements as a result of: the Company’s ability to acquire and retain FTD members and continued recognition by members of the value of the Company’s products and services; the acceptance by members of the new or modified service offerings recently introduced; the Company’s ability to sell additional products and services to members; the Company’s ability to expand existing marketing programs and secure new marketing programs within the consumer segment; the success of the Company’s marketing campaigns; the ability to retain customers and maintain average order value within the consumer segment; the existence of failures in the Mercury Network or the Company’s consumer segment systems; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company’s ability to manage or reduce its level of expenses within both the consumer and florist segments; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; the Company’s ability to increase capacity and introduce enhancements to its Web sites; and the Company’s ability to integrate additional partners or acquisitions, if any are identified.  These factors, along with other potential risks and uncertainties, are discussed in the Company’s reports and other documents filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk is primarily the result of borrowings under its bank credit facilities.  At September 30, 2005, $73.8 million of debt was outstanding under the 2004 Credit Agreement.  Borrowings under the 2004 Credit Agreement are secured by first priority security interests in, and mortgages on, substantially all of the Company’s tangible and intangible assets.  The Company’s results of operations are affected by changes in market interest rates on these borrowings.  A 1% increase in the interest rate would result in additional annual interest expense of $738,000.

The Company will continue to monitor changing economic conditions.  Based on current circumstances, the Company does not expect a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.

The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar and the Euro.  The resulting foreign currency translation exchange adjustments are included in the other comprehensive income (loss) caption and foreign currency transaction exchange adjustments are included in other income and expense on the consolidated statements of operations and comprehensive income (loss) and were not material for the three-month periods ended September 30, 2005 and 2004.  The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future, as the transactions denominated in Canadian dollars and Euros are not material to the Company’s consolidated financial statements.  Therefore, the Company does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar or Euro.

Item 4. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO.  Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6.           Exhibits

10.1	Second Amendment to the Credit Agreement dated as of November 7, 2005, by and among FTD, Inc., the Guarantors, as set forth on the signature pages thereto, and Credit Suisse, Cayman Islands Branch.

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Financial Officer).

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTD Group, Inc.

Date: November 10, 2005	By:	/S/ CARRIE A. WOLFE
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Second Amendment to the Credit Agreement dated as of November 7, 2005, by and among FTD, Inc., the Guarantors, as set forth on the signature pages thereto, and Credit Suisse, Cayman Islands Branch.

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Financial Officer).

32	Section 1350 Certifications.