Form 10-Q
period 2005-12-31
FTD Group, Inc.
filed 2006-02-10
CIK 1283157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-32425

FTD Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0719190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3113 Woodcreek Drive
Downers Grove, IL 60515
(Address of principal executive offices)

(630) 719-7800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

As of February 8, 2006, there were 27,968,294 outstanding shares of the issuer’s Common Stock, par value $0.01 per share.

FTD GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

FTD GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2005	June 30, 2005
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$14,488	$8,890
Accounts receivable, less allowance for doubtful accounts of $3,586 at December 31, 2005 and $2,521 at June 30, 2005	29,597	23,419
Inventories, net	5,099	6,495
Deferred income taxes	2,147	2,550
Prepaid expenses and other current assets	4,855	7,782
Total current assets	56,186	49,136

Property and equipment:
Land and improvements	1,380	1,380
Building and improvements	14,845	14,291
Computer equipment	4,609	3,345
Furniture and equipment	3,260	2,814
Total	24,094	21,830
Less accumulated depreciation	4,766	3,790
Property and equipment, net	19,328	18,040

Other assets:
Deferred financing fees, net	7,751	8,527
Computer software, net	11,179	11,010
Other noncurrent assets	11,863	8,985
Other intangible assets, less accumulated amortization of $4,693 at December 31, 2005 and $3,393 at June 30, 2005	16,080	17,380
Trademark	121,577	121,577
Goodwill	336,659	336,659
Total other assets	505,109	504,138
Total assets	$580,623	$571,314

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$51,363	$41,498
Customer deposits	5,047	5,143
Unearned income	1,685	2,522
Accrued interest	5,011	4,993
Accrued compensation	2,580	4,128
Other accrued liabilities	5,791	5,058
Current maturities of long-term debt	642	1,633
Total current liabilities	72,119	64,975

Senior secured credit facility	62,386	67,330
Senior subordinated notes	170,117	170,117
Post-retirement benefits and accrued pension obligations	2,693	2,856
Deferred income taxes	60,748	60,289

Stockholders’ equity:
Common stock: $0.01 par value, 75,000,000 shares authorized; 29,482,182 and 29,451,791 shares issued as of December 31, 2005 and June 30, 2005, respectively	295	295
Additional paid-in capital	233,089	232,759
Accumulated deficit	(17,769)	(27,097)
Accumulated other comprehensive loss	(80)	(210)
Treasury stock, at cost, 274,388 shares as of December 31, 2005	(2,975)	—
Total stockholders’ equity	212,560	205,747
Total liabilities and stockholders’ equity	$580,623	$571,314

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Revenues:
Products	$63,413	$62,848	$113,436	$111,972
Services	45,772	45,406	81,618	78,353
Total revenues	109,185	108,254	195,054	190,325

Costs of Goods Sold and Services Provided:
Products	55,652	54,621	96,284	95,009
Services	5,470	5,069	10,696	9,751
Total costs of goods sold and services provided	61,122	59,690	106,980	104,760

Gross Profit:
Products	7,761	8,227	17,152	16,963
Services	40,302	40,337	70,922	68,602
Total gross profit	48,063	48,564	88,074	85,565

Operating Expenses:
Advertising and selling	21,890	21,481	39,541	38,185
General and administrative	11,467	12,694	23,396	25,071
Total operating expenses	33,357	34,175	62,937	63,256

Income from operations	14,706	14,389	25,137	22,309

Other Income and Expenses:
Interest income	(129)	(91)	(295)	(167)
Interest expense	4,986	5,017	9,767	10,034
Interest expense on shares subject to mandatory redemption	—	5,105	—	10,048
Other expense (income), net	(44)	(274)	(88)	(321)

Total other income and expenses	4,813	9,757	9,384	19,594

Income before income tax	9,893	4,632	15,753	2,715

Income tax expense	3,992	3,876	6,425	5,106

Net income (loss)	$5,901	$756	$9,328	$(2,391)

Other Comprehensive Income (loss):
Foreign currency translation adjustments	29	97	130	184

Comprehensive income (loss)	$5,930	$853	$9,458	$(2,207)

Net income (loss) per Common Share - basic	$0.20	$0.06	$0.32	$(0.18)
Net income (loss) per Common Share - diluted	$0.19	$0.06	$0.31	$(0.18)

Weighted Average Common Shares Outstanding:
Basic	29,404	13,609	29,429	13,473
Diluted	30,417	13,609	30,481	13,473

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$9,328	$(2,391)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,134	2,903
Amortization	2,982	2,712
Interest expense on mandatorily redeemable shares	—	10,048
Gain from sale of business and related transactions	(991)	—
Stock-based compensation	304	—
Amortization and write off of deferred financing costs	776	669
Provision for doubtful accounts	1,769	1,971
Provision for obsolete inventory	1,197	171
Deferred income taxes	862	—
Increase (decrease) in cash due to changes in operating assets and liabilities:
Accounts receivable	(9,316)	(4,806)
Inventories	(2,173)	(2,123)
Prepaid expenses and other	2,518	3,082
Other noncurrent assets	(1,435)	(2,025)
Accounts payable	10,315	10,890
Other accrued liabilities, unearned income, customer deposits and other	(2,014)	339

Net cash provided by operating activities	16,256	21,440

Cash flows from investing activities:
Capital expenditures	(5,425)	(1,906)
Proceeds from sale of business	3,500	—
Acquisition	—	(3,129)

Net cash used in investing activities	(1,925)	(5,035)

Cash flows from financing activities:
Repayments of long-term debt	(5,936)	(425)
Purchase of company stock	(3,307)	—
Proceeds from exercise of stock options	184	—
Tax effect of stock option benefit	196	—
Capital contribution	—	827
.
Net cash provided by (used in) financing activities	(8,863)	402

Effect of foreign exchange rate changes on cash	130	184

Net increase in cash and cash equivalents	5,598	16,991

Cash and cash equivalents at beginning of period	8,890	2,491

Cash and cash equivalents at end of period	$14,488	$19,482

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$8,972	$9,075
Income taxes	$2,539	$21

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

FTD, Inc. is a Delaware corporation that commenced operations in 1994 and includes the operations of its principal operating subsidiary, Florists’ Transworld Delivery, Inc., a Michigan corporation (“FTD” or the “Operating Company”).  The operations of FTD include those of its wholly-owned subsidiaries, FTD.COM INC. (“FTD.COM”) and FTD Canada, Inc. (formerly known as Florists’ Transworld Delivery Association of Canada, Ltd.).  Substantially all of the Company’s operations are conducted through FTD and its subsidiaries.

On December 21, 2005, the Company sold substantially all of the assets and certain liabilities of Renaissance Greeting Cards, Inc. (“Renaissance”).  See Note 3 for further detail. Prior to the sale, the operations of Renaissance were included in the consolidated financial statements.

The Company provides floral-related products and services to consumers and retail florists, as well as other retail locations offering floral products. The Company generates its revenue from two segments, the florist segment and the consumer segment.

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

Seasonality.  In view of seasonal variations in the revenues and operating results of the Company’s florist and consumer business segments, the Company believes that comparisons of its revenues and operating results for any period with those of the immediately preceding period, or in some instances, the same period of the preceding fiscal year may be of limited relevance in evaluating the Company’s historical performance and predicting the Company’s future financial performance.  The Company’s working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth below.

Revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, fall within that quarter.  In addition, depending on the year, the popular floral holiday of Easter sometimes falls within the quarter ending March 31 (as it did in fiscal year 2005) and sometimes falls within the quarter ending June 30 (as it did in fiscal year 2004 and will in fiscal year 2006).

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

Note 3.  Sale of Renaissance

On December 21, 2005, the Company sold substantially all of the assets and certain liabilities of Renaissance for cash proceeds of $3.5 million, a $1.7 million promissory note, payable on December 21, 2007 and a $50,000 payable due December 21, 2006, both of which are non-interest bearing.  The Company also entered into an agreement with the purchaser making the purchaser the Company’s sole provider of greeting cards for a period of ten years.

The carrying amounts of the assets and liabilities sold were as follows (in thousands):

Current Assets	$4,316
Property and Equipment	153
Other Assets	297
Current Liabilites	(1,251)
$3,515

The Company recognized a gain of $1.0 million as a result of the sale of Renaissance and related transactions, net of estimated legal and severance costs of $0.4 million. In accordnace with the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed Of, this gain is included within the consolidated statements of operations and comprehensive income (loss).  The operations of Renaissance, including the gain on the sale, were included within the florist segment.

Note 4.  Stock Repurchase

On October 25, 2005, the Board of Directors authorized a share repurchase program totaling $30 million, effective through September 30, 2007.  These purchases may be made from time to time in both open market and private transactions, dependent upon market and other conditions.  This repurchase program is expected to remain in effect through September 30, 2007, unless terminated earlier by the Board of Directors, or completed. The Company repurchased shares pursuant to a 10b5-1 plan, which generally permits the Company to repurchase shares at times when it might otherwise be prevented from doing so under certain securities laws.  Repurchased shares will be held in treasury pending use for general corporate purposes, including issuances under various employee and director stock plans.

FTD, Inc. amended its $135.0 million senior secured credit facility agreement (the “2004 Credit Agreement”), effective November 7, 2005, to allow for the repurchases of Common Stock of the Company, subject to a maximum leverage ratio and minimum liquidity requirements.  During the three-month period ended December 31, 2005, the Company repurchased 305,500 shares of Common Stock for $3.3 million.

Note 5.  Net Income (Loss) Per Common Share

The computations of basic and diluted net income (loss) per common share for the three- and six-month periods ended December 31, 2005 and 2004 are as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Net income (loss)	$5,901	$756	$9,328	$(2,391)

Weighted average common shares outstanding - basic	29,404	13,609	29,429	13,473
Effect of dilutive securities - stock options	1,013	—	1,052	—
Weighted average common shares outstanding - diluted	30,417	13,609	30,481	13,473

Net income (loss) per share of Common Stock - basic	$0.20	$0.06	$0.32	$(0.18)

Net income (loss) per share of Common Stock - diluted	$0.19	$0.06	$0.31	$(0.18)

For the three- and six-month periods ended December 31, 2005, there were 175,000 and 100,000 of outstanding stock options, respectively, which were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company’s common shares during the respective periods.  For the period January 1, 2006 through February 8, 2006, the Company repurchased 1.2 million shares of Common Stock, which would have impacted the number of shares outstanding at the end of the period if it had occurred during the period presented.

Note 6. Pension and Other Post-Retirement Benefit Plans

	Salaried Employees’ Pension Plan
	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)
Service cost	$14	$—	$28	$—
Interest cost	27	31	55	63
Expected return on assets	(22)	(20)	(45)	(40)
Amortization of loss (gain)	9	—	18	—
Net periodic benefit cost	$28	$11	$56	$23

	Retiree Medical Plan
	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)
Interest cost	$20	$23	$40	$47
Net periodic benefit cost	$20	$23	$40	$47

Note 7.  Stock-Based Compensation

During the three- and six-month periods ended December 31, 2005, the Company granted 7,500 options and 62,500 options, respectively, to various employees or directors of the Company.  Outstanding non-qualified stock options have an expiration date ten years from the date of grant and begin vesting as early as the date of grant, dependent upon the individual agreements.  All stock options were granted with an exercise price equal to the fair market value on the date of grant.

During the three- and six-month periods ended December 31, 2005, the Company issued 25,556 and 30,391 shares, respectively, of Common Stock in connection with the exercise of vested stock options. In addition, during the three-month period ended December 31, 2005, the Company reissued 31,112 shares of Treasury Stock in connection with the exercise of vested stock options.  During the three- and six-month periods ended December 31, 2005, 150,667 options were forfeited.

Prior to July 1, 2005, the Company accounted for stock-based compensation programs according to the provisions of Accounting Principles Board Opinion (“ABP”) No. 25, Accounting for Stock Issued to Employees, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.  Effective July 1, 2005, the Company adopted the fair value recognition provisions of FAS 123 (R), Share-Based Payments, using the modified prospective transition method and Black-Scholes as the option valuation model.  Under that transition method, compensation cost recognized in the three and six months ended December 31, 2005 included (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (R).  Results for prior periods have not been restated.

As a result of adopting FAS 123(R) on July 1, 2005, income before income taxes and net income are $139,000 and $84,000 lower, respectively, for the three-month period ended December 31, 2005 and $304,000 and $183,000 lower, respectively, for the six-month period ended December 2005, than if the Company had continued to account for share-based compensation under APB No. 25.  Basic and diluted earnings per share would have both been $0.20 for the three-month period ended December 31, 2005 and $0.32 and $0.31, respectively, for the six-month period ended December 31, 2005, if SFAS No. 123(R) had not been adopted, compared to basic earnings per share of $0.20 and diluted earnings per share of $0.19  for the three-month period ended December 31, 2005 and compared to basic earnings per share of $0.32 and diluted earnings per share of $0.31 for the six-month period ended December 31, 2005, as reported.

The Company would have recognized additional compensation expense, net of tax, of $94,000 and $95,000 related to the Company’s stock options in the three- and six-month periods ended December 31, 2004, respectively, if the expense based on the estimated fair value, as determined in accordance with SFAS No. 123, of the outstanding stock options of the Company had been recorded in the consolidated financial statements.  As such, the Company’s net loss would have been impacted as shown by the pro forma amounts displayed in the table below (the pro forma disclosures shown are not representative of the future effects on net income (loss)):

		Three Months Ended December 31, 2004	Six Months Ended December 31, 2004

Net income (loss), as reported		$756	$(2,391)
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(94)	(95)
Pro forma net income (loss)		$662	$(2,486)

Net income (loss) per share of Common Stock:
Basic - as reported		$0.06	$(0.18)
Basic - pro forma		$0.05	$(0.18)

Diluted - as reported		$0.06	$(0.18)
Diluted - pro forma		$0.05	$(0.18)

Weighted average shares outstanding:
Basic		13,609	13,473
Diluted		13,609	13,473

The Company’s options granted to employees either vest equally each year over an approximate five-year period or vest in full after an approximate seven-year period unless certain performance acceleration targets are met.  If the performance targets are met, the vesting of the options will accelerate.  The first performance target was met, so the first installment vested on June 30, 2005.  If certain additional performance targets are met, the remaining two installments will vest on June 30, 2006 and 2007.

The Company’s options granted to independent directors vest as early as the date of grant up to two years from the date of grant.

As a result, the cost recognized during the three- and six-month periods ended December 31, 2005 and the estimated cost indicated in the table above for the three- and six-month periods ended December 31, 2004 reflect only a partial vesting of such options.  If full vesting were assumed, the costs recognized and the estimated pro forma costs would have been higher than indicated above.

Note 8.  Commitments and Contingencies

The Company is involved in various claims and lawsuits and other matters arising in the normal course of business.  In the opinion of management of the Company, although the outcome of each of these claims and suits is uncertain, they should not have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Note 9.  Segment Information

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

The following tables report the Company’s operating results by reportable segment for the three- and six-month periods ended December 31, 2005 and 2004:

	Three Months Ended December 31,
	2005			2004
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
	(in thousands)
Revenues:
Florist segment	$45,989	$(86)	$45,903	$46,157	$(48)	$46,109
Consumer segment	68,003	(4,721)	63,282	67,097	(4,952)	62,145
Total	113,992	(4,807)	109,185	113,254	(5,000)	108,254

Costs of Goods Sold and Services Provided:
Florist segment	14,953	(851)	14,102	13,811	(804)	13,007
Consumer segment	47,040	(643)	46,397	46,736	(635)	46,101
Corporate	623	—	623	582	—	582
Total	62,616	(1,494)	61,122	61,129	(1,439)	59,690

Gross Profit:
Florist segment	31,036	765	31,801	32,346	756	33,102
Consumer segment	20,963	(4,078)	16,885	20,361	(4,317)	16,044
Corporate	(623)	—	(623)	(582)	—	(582)
Total	51,376	(3,313)	48,063	52,125	(3,561)	48,564

Advertising and Selling:
Florist segment
Consumer segment	17,368	(3,313)	14,055	17,600	(3,560)	14,040
Total	7,835	—	7,835	7,441	—	7,441
	25,203	(3,313)	21,890	25,041	(3,560)	21,481
General and Administrative (includes Management Fees):
Florist segment	946	—	946	2,543	—	2,543
Consumer segment	4,871	(623)	4,248	4,742	(615)	4,127
Corporate	5,650	623	6,273	5,410	614	6,024
Total	11,467	—	11,467	12,695	(1)	12,694

Operating Income (Loss) before Corporate Allocations:
Florist segment	12,722	4,078	16,800	12,203	4,316	16,519
Consumer segment	8,257	(3,455)	4,802	8,178	(3,702)	4,476
Corporate	(6,273)	(623)	(6,896)	(5,992)	(614)	(6,606)
Total	14,706	—	14,706	14,389	—	14,389

Corporate Allocations:
Florist segment	2,683	—	2,683	2,984	—	2,984
Consumer segment	867	—	867	717	—	717
Corporate	(3,550)	—	(3,550)	(3,701)	—	(3,701)
Total	—	—	—	—	—	—

Operating Income (Loss):
Florist segment	10,039	4,078	14,117	9,219	4,316	13,535
Consumer segment	7,390	(3,455)	3,935	7,461	(3,702)	3,759
Corporate	(2,723)	(623)	(3,346)	(2,291)	(614)	(2,905)
Total	$14,706	$—	$14,706	$14,389	$—	$14,389

Depreciation and Amortization:
Florist segment	862	$—	$862	$1,102	$—	$1,102
Consumer segment	840	—	840	598	—	598
Corporate	965	—	965	960	—	960
Total	$2,667	$—	$2,667	$2,660	$—	$2,660

	Six Months Ended December 31,
	2005			2004
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
	(in thousands)
Revenues:
Florist segment	$90,344	$(131)	$90,213	$91,870	$(60)	$91,810
Consumer segment	112,953	(8,112)	104,841	106,817	(8,302)	98,515
Total	203,297	(8,243)	195,054	198,687	(8,362)	190,325

Costs of Goods Sold and Services Provided:
Florist segment	30,636	(1,696)	28,940	31,653	(1,518)	30,135
Consumer segment	77,917	(1,062)	76,855	74,457	(1,026)	73,431
Corporate	1,185	—	1,185	1,194	—	1,194
Total	109,738	(2,758)	106,980	107,304	(2,544)	104,760

Gross Profit:
Florist segment	59,708	1,565	61,273	60,217	1,458	61,675
Consumer segment	35,036	(7,050)	27,986	32,360	(7,276)	25,084
Corporate	(1,185)	—	(1,185)	(1,194)	—	(1,194)
Total	93,559	(5,485)	88,074	91,383	(5,818)	85,565

Advertising and Selling:
Florist segment
Consumer segment	32,659	(5,485)	27,174	33,110	(5,816)	27,294
Total	12,367	—	12,367	10,891	—	10,891
	45,026	(5,485)	39,541	44,001	(5,816)	38,185
General and Administrative (includes Management Fees):
Florist segment	3,230	—	3,230	5,117	—	5,117
Consumer segment	8,526	(1,050)	7,476	8,468	(984)	7,484
Corporate	11,640	1,050	12,690	11,488	982	12,470
Total	23,396	—	23,396	25,073	(2)	25,071

Operating Income (Loss) before Corporate Allocations:
Florist segment	23,819	7,050	30,869	21,990	7,274	29,264
Consumer segment	14,143	(6,000)	8,143	13,001	(6,292)	6,709
Corporate	(12,825)	(1,050)	(13,875)	(12,682)	(982)	(13,664)
Total	25,137	—	25,137	22,309	—	22,309

Corporate Allocations:
Florist segment	5,496	—	5,496	6,009	—	6,009
Consumer segment	1,602	—	1,602	1,494	—	1,494
Corporate	(7,098)	—	(7,098)	(7,503)	—	(7,503)
Total	—	—	—	—	—	—

Operating Income (Loss):
Florist segment	18,323	7,050	25,373	15,981	7,274	23,255
Consumer segment	12,541	(6,000)	6,541	11,507	(6,292)	5,215
Corporate	(5,727)	(1,050)	(6,777)	(5,179)	(982)	(6,161)
Total	$25,137	$—	$25,137	$22,309	$—	$22,309

Depreciation and Amortization:
Florist segment	$1,730	$—	$1,730	$2,435	$—	$2,435
Consumer segment	1,457	—	1,457	1,249	—	1,249
Corporate	1,929	—	1,929	1,931	—	1,931
Total	$5,116	$—	$5,116	$5,615	$—	$5,615

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

Overview

FTD Group, Inc. is a leading provider of floral-related products and services to consumers and retail florists, as well as other retail locations offering floral products, in the U.S. and Canadian floral retail market.  The business is supported by the highly recognized FTD brand, which was established in 1910 and enjoys 96% brand recognition among the Company’s target market of U.S. consumers between the ages of 25 and 64, as well as by the Mercury Man logo, which is displayed in approximately 50,000 floral shops, globally.  The Company generates revenue from two business segments, the florist segment and the consumer segment.

Florist Segment.  The florist segment includes revenue associated with the services and products provided to FTD members. The following table sets forth the percentage of revenue in each category of the florist segment:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Member Services	65%	66%	61%	61%
Mercury Technology	18%	17%	18%	16%
Specialty Wholesaling	17%	17%	21%	23%

Total Florist Segment revenue	100%	100%	100%	100%

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

The Company plans to continue to direct consumers to the Internet for their floral and specialty gift purchasing needs, as processing orders over the Internet is a profitable order generating vehicle and an efficient and convenient ordering method for the consumer.  The Company also plans to pursue growth in additional specialty gift categories and refinement of its existing categories as management believes the Company’s direct marketing expertise and brand strength allows the business to attract a wide range of quality specialty gift manufacturers.  Additionally, the Company plans to continue expanding the lower-priced floral offerings to meet consumer demand.  Management believes this is a growing segment of the market and the Company is expanding its marketing efforts and product offerings targeting this segment.  The network of FTD members enables the Company to offer same day delivery for many of these products, which management believes is a competitive advantage over the Company’s competitors who offer delivery on a next day basis through common courier.

The Company plans to repurchase shares of its Common Stock pursuant to its share repurchase program and reduce its indebtedness with available cash generated from operations.

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

Revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, fall within that quarter.  In addition, depending on the year, the popular floral holiday of Easter sometimes falls within the quarter ending March 31 (as it did in fiscal year 2005) and sometimes falls within the quarter ending June 30 (as it did in fiscal year 2004 and will in fiscal year 2006).

Three Months Ended December 31, 2005  compared to the Three Months Ended December 31, 2004

Total revenues

	Three Months Ended December 31,
	2005	2004	% Change
	(in thousands)
Florist segment	$45,903	$46,109	(0.4)%
Consumer segment	63,282	62,145	1.8%
Total revenues	$109,185	$108,254	0.9%

Revenues increased by $0.9 million, or 0.9%, to $109.2 million for the three-month period ended December 31, 2005, compared to revenues for the three-month period ended December 31, 2004 of $108.3 million.  There were no revenues associated with corporate activities.

Management believes a key metric in driving revenues for the florist segment is the number of FTD members that use or purchase services and products provided by the florist segment, which is partially driven by membership.  Membership as of December 31, 2005 and 2004 was approximately 19,500 and 20,000 FTD members, respectively.  Average membership for the three-month period ended December 31, 2005 and 2004 was approximately 19,600 and 19,800 FTD members, respectively. Revenues for the florist segment decreased by $0.2 million, or 0.4%, to $45.9 million for the three-month period ended December 31, 2005, compared to revenues for the three-month period ended December 31, 2004 of $46.1 million.  The decrease in revenues is primarily related to a decrease in directory services revenues as well as lower sales resulting from the elimination of certain unprofitable specialty wholesaling products. The decrease was partially offset by an increase in revenue related to Florists’ Online Web sites, an increase in fresh flower sales to FTD members and an increase in technology system sales.

Management believes a key metric in driving revenues in the consumer segment is order volume.  Order volume increased 2.9% to 1,060,000 orders for the three-month period ended December 31, 2005, from 1,030,000 orders for the three-month period ended December 31, 2004. Revenues for the consumer segment increased by $1.1 million, or 1.8%, to $63.3 million for the three-month period ended December 31, 2005 compared to $62.1 million for the three-month period ended December 31, 2004. The increase in revenues is primarily related to an increase in order volume, partially offset by a decrease in average order value. Specialty gifts, which include all orders delivered via common courier, comprised 37.0% of total order volume for the three-month period ended December 31, 2005, compared to 30.4% for the three-month period ended December 31, 2004. Internet orders were 89.3% of total orders for the three-month period ended December 31, 2005, compared to 85.0% for the three-month period ended December 31, 2004. Average order value for the three-month period ended December 31, 2005 was $59.33, which was slightly lower than average order value of $60.31 for the three-month period ended December 31, 2004. This decrease in average order value is primarily related to an increase in sales of the lower priced product offerings.

Total costs of goods sold and services provided

	Three Months Ended December 31,
	2005	2004	% Change
	(in thousands)
Florist segment	$14,102	$13,007	8.4%
Consumer segment	46,397	46,101	0.6%
Corporate	623	582	7.0%
Total costs of goods sold and services provided	$61,122	$59,690	2.4%

Costs of goods sold and services provided increased by $1.4 million, or 2.4%, to $61.1 million for the three-month period ended December 31, 2005, compared to costs of goods sold and services provided for the three-month period ended December 31, 2004 of $59.7 million. Total gross margin decreased to 44.0% for the three-month period ended December 31, 2005 from 44.9% for three-month period ended December 31, 2004.

Costs of goods sold and services provided associated with the florist segment increased by $1.1 million, or 8.4%, to $14.1 million for three-month period ended December 31, 2005, compared to $13.0 million for the three-month period ended December 31, 2004. Gross margin for the florist segment decreased to 69.3% for the three-month period ended December 31, 2005, compared to 71.8% for the three-month period ended December 31, 2004, primarily due to an increase in sales of the Company’s lower margin product lines, such as its technology systems, as a percent of total revenues.

Costs of goods sold and services provided associated with the consumer segment increased by $0.3 million, or 0.6%, to $46.4 million for the three-month period ended December 31, 2005, compared to $46.1 million for the three-month period ended December 31, 2004. Gross margin for the consumer segment increased to 26.7% for the three-month period ended December 31, 2005, compared to 25.8% for the three-month period ended December 31, 2004, primarily due to an increase in advertising revenue and sales of higher margin specialty gifts. Specialty gifts, which include all orders delivered via common courier, have a lower combined product and shipping cost as a percent of revenue than florist delivered orders.

Costs of goods sold and services provided related to corporate activities remained consistent at $0.6 million for the three-month period ended December 31, 2005, compared to the three-month period ended December 31, 2004.  These costs are related to the development and support of the internal corporate technology platforms.

Advertising and selling costs

	Three Months Ended December 31,
	2005	2004	% Change
	(in thousands)
Florist segment	$14,055	$14,040	0.1%
Consumer segment	7,835	7,441	5.3%
Total advertising and selling costs	$21,890	$21,481	1.9%

Advertising and selling costs increased by $0.4 million, or 1.9%, to $21.9 million for the three-month period ended December 31, 2005, compared to advertising and selling costs for the three-month period ended December 31, 2004 of $21.5 million.  There were no advertising and selling costs related to corporate activities.

Advertising and selling costs associated with the florist segment remained relatively consistent at $14.1 million for the three-month period ended December 31, 2005, compared to $14.0 million for the three-month period ended December 31, 2004.

Advertising and selling costs associated with the consumer segment increased by $0.4 million, or 5.3%, to $7.8 million for the three-month period ended December 31, 2005, compared to $7.4 million for the three-month period ended December 31, 2004.  This increase in advertising and selling costs was primarily due to an increase in online advertising expenses, which was primarily related to increased volume and cost per order generated from search-oriented Web sites.

General and administrative costs and management fees

	Three Months Ended December 31,
	2005	2004	% Change
	(in thousands)
Florist segment	$946	$2,543	(62.8)%
Consumer segment	4,248	4,127	2.9%
Corporate	6,273	6,024	4.1%
Total general and administrative costs and management fees	$11,467	$12,694	(9.7)%

General and administrative costs and management fees decreased by $1.2 million, or 9.7%, to $11.5 million for the three-month period ended December 31, 2005, compared to $12.7 million for the three-month period ended December 31, 2004.

General and administrative costs associated with the florist segment decreased by $1.6 million, or 62.8%, to $0.9 million for the three-month period ended December 31, 2005, compared to $2.5 million for the three-month period ended December 31, 2004. This decrease is primarily due to the $1.0 million gain recognized in the current year period as a result of the sale of substantially all of the assets and certain liabilities of Renaissance, as well as a reduction in depreciation expense as certain assets of the florist business have become fully depreciated and a reduction in administrative expenses due to efficiencies gained in the technology installation process.

General and administrative costs associated with the consumer segment remained relatively consistent at $4.2 million for the three-month period ended December 31, 2005, compared to $4.1 million for the three-month period ended December 31, 2004.

Corporate general and administrative costs and management fees increased by $0.3 million, or 4.1%, to $6.3 million for the three-month period ended December 31, 2005, compared to $6.0 million for the three-month period ended December 31, 2004. The increase was primarily related to the prior year reimbursement of defense costs from the Company’s insurance carrier related to the lawsuit with Teleflora LLC, an increase in public company costs and an increase in compensation expense related to the adoption of FAS 123(R) partially offset by a decrease in expense related to the termination of the Management Services Agreement with Leonard Green & Partners, L.P. which occurred during the quarter ended March 31, 2005.

Other income and expenses

	Three Months Ended December 31,
	2005	2004	% Change
	(in thousands)
Interest income	$(129)	$(91)	41.8%
Interest expense	4,986	5,017	(0.6)%
Interest expense on shares subject to mandatory redemption	—	5,105	(100.0)%
Other (income) expense, net	(44)	(274)	(83.9)%
Total other (income) and expenses	$4,813	$9,757	(50.7)%

Interest income remained consistent at $0.1 million for the three-month periods ended December 31, 2005 and December 31, 2004.

Interest expense remained consistent at $5.0 million for the three-month periods ended December 31, 2005 and December 31, 2004. Although the Company reduced the amount of outstanding indebtedness in the last twelve months, interest rates have increased during this period, which has principally offset any benefit to interest expense for the current three-month period.

The Company’s preferred stock was redeemed in full using the proceeds from its IPO and as such, there is no interest expense on shares subject to mandatory redemption for the three-month period ended December 31, 2005.

Other income decreased to $44,000 for the three-month period ended December 31, 2005 compared to $0.3 million for the three-month period ended December 31, 2004.

Six Months Ended December 31, 2005 compared to the Six Months Ended December 31, 2004

Total revenues

	Six Months Ended December 31,
	2005	2004	% Change
	(in thousands)
Florist segment	$90,213	$91,810	(1.7)%
Consumer segment	104,841	98,515	6.4%
Total revenues	$195,054	$190,325	2.5%

Revenues increased by $4.7 million, or 2.5%, to $195.1 million for the six-month period ended December 31, 2005, compared to revenues for the six-month period ended December 31, 2004 of $190.3 million.  There were no revenues associated with corporate activities.

Management believes a key metric in driving revenues for the florist segment is the number of FTD members that use or purchase services and products provided by the florist segment, which is partially driven by membership.  Average membership for the six-month period ended December 31, 2005 and 2004 was approximately 19,600 and 20,000 FTD members, respectively.  Revenues for the florist segment decreased by $1.6 million, or 1.7%, to $90.2 million for the six-month period ended December 31, 2005, compared to revenues for the six-month period ended December 31, 2004 of $91.8 million. The decrease in revenues is primarily related to a decrease in directory services revenues as well as lower sales resulting from the elimination of certain specialty wholesaling products which were unprofitable or inventory intensive and not core to the business. The decrease was partially offset by an increase in revenues related to Florists’ Online Web sites and revenue related to technology support and access.

Management believes a key metric in driving revenues in the consumer segment is order volume. Order volume increased 7.8% to 1,750,000 orders for the six-month period ended December 31, 2005, from 1,620,000 orders for the six-month period ended December 31, 2004. Revenues for the consumer segment increased by $6.3 million, or 6.4%, to $104.8 million for the six-month period ended December 31, 2005 compared to $98.5 million for the six-month period ended December 31, 2004. The increase in revenues was primarily related to an increase in order volume, partially offset by a decrease in average order value. Sales of specialty gifts, which include all orders delivered via common courier, comprised 36.8% of total order volume for the six-month period ended December 31, 2005, compared to 27.4% for the six-month period ended December 31, 2004.  Internet orders were 88.8% of total orders for the six-month period ended December 31, 2005, compared to 84.9% for the six-month period ended December 31, 2004. Average order value for the six-month period ended December 31, 2005 was $59.71, which was slightly lower than average order value of $60.71 for the six-month period ended December 31, 2004. This decrease in average order value is primarily related to an increase in sales of the lower priced product offerings.

Total costs of goods sold and services provided

	Six Months Ended December 31,
	2005	2004	% Change
	(in thousands)
Florist segment	$28,940	$30,135	(4.0)%
Consumer segment	76,855	73,431	4.7%
Corporate	1,185	1,194	(0.8)%
Total costs of goods sold and services provided	$106,980	$104,760	2.1%

Costs of goods sold and services provided increased by $2.2 million, or 2.1%, to $107.0 million for the six-month period ended December 31, 2005, compared to costs of goods sold and services provided for the six-month period ended December 31, 2004 of $104.8 million.  Total gross margin increased to 45.2% for the six-month period ended December 31, 2005 from 45.0% for six-month period ended December 31, 2004.

Costs of goods sold and services provided associated with the florist segment decreased by $1.2 million, or 4.0%, to $28.9 million for six-month period ended December 31, 2005, compared to $30.1 million for the six-month period ended December 31, 2004.  Gross margin for the florist segment increased to 67.9% for the six-month period ended December 31, 2005, compared to 67.2% for the six-month period ended December 31, 2004, primarily due to the elimination of certain specialty wholesaling products which were unprofitable or inventory intensive and not core to the business.

Costs of goods sold and services provided associated with the consumer segment increased by $3.5 million, or 4.7%, to $76.9 million for the six-month period ended December 31, 2005, compared to $73.4 million for the six-month period ended December 31, 2004. Gross margin for the consumer segment increased to 26.7% for the six-month period ended December 31, 2005, compared to 25.8% for the six-month period ended December 31, 2004, primarily due to an increase in sales of higher margin specialty gifts. Specialty gifts, which include all orders delivered via common courier, have a lower combined product and shipping cost as a percent of revenue compared to florist delivered orders.

Costs of goods sold and services provided related to corporate activities remained consistent at $1.2 million for the six-month periods ended December 31, 2005 and December 31, 2004.  These costs are related to the development and support of the internal corporate technology platforms.

Advertising and selling costs

	Six Months Ended December 31,
	2005	2004	% Change
	(in thousands)
Florist segment	$27,174	$27,294	(0.4)%
Consumer segment	12,367	10,891	13.6%
Total advertising and selling costs	$39,541	$38,185	3.6%

Advertising and selling costs increased by $1.3 million, or 3.6%, to $39.5 million for the six-month period ended December 31, 2005, compared to advertising and selling costs for the six-month period ended December 31, 2004 of $38.2 million.  There were no advertising and selling costs related to corporate activities.

Advertising and selling costs associated with the florist segment remained relatively consistent at $27.2 million for the three-month period ended December 31, 2005, compared to $27.3 million for the three-month period ended December 31, 2004.

Advertising and selling costs associated with the consumer segment increased by $1.5 million, or 13.6%, to $12.4 million for the six-month period ended December 31, 2005, compared to $10.9 million for the six-month period ended December 31, 2004.  This increase in advertising and selling costs was primarily due to an increase in online advertising expenses, which was primarily related to increased volume and cost per order generated from search-oriented Web sites.

General and administrative costs and management fees

	Six Months Ended December 31,
	2005	2004	% Change
	(in thousands)
Florist segment	$3,230	$5,117	(36.9)%
Consumer segment	7,476	7,484	(0.1)%
Corporate	12,690	12,470	1.8%
Total general and administrative costs and management fees	$23,396	$25,071	(6.7)%

General and administrative costs and management fees decreased by $1.7 million, or 6.7%, to $23.4 million for the six-month period ended December 31, 2005, compared to $25.1 million for the six-month period ended December 31, 2004.

General and administrative costs associated with the florist segment decreased by $1.9 million, or 36.9%, to $3.2 million for the six-month period ended December 31, 2005, compared to $5.1 million for the six-month period ended December 31, 2004.  The decrease in general and administrative costs for the florist segment is primarily due to the $1.0 million gain recognized in the current year period as a result of the sale of substantially all of the assets and certain liabilities of Renaissance, as well as a reduction in depreciation expense as certain assets of the florist business have become fully depreciated.

General and administrative costs associated with the consumer segment remained consistent at $7.5 million for the six-month periods ended December 31, 2005 and December 31, 2004.

Corporate general and administrative costs and management fees increased by $0.2 million, or 1.8%, to $12.7 million for the six-month period ended December 31, 2005, compared to $12.5 million for the six-month period ended December 31, 2004. The increase was primarily related to the prior year reimbursement of defense costs from the Company’s insurance carrier related to the lawsuit with Teleflora LLC, an increase in public company costs and an increase in compensation expense related to the implementation of FAS 123(R) partially offset by a decrease in expense related to the termination of the Management Services Agreement with Leonard Green & Partners, L.P. which occurred during the quarter ended March 31, 2005.

Other income and expenses

	Six Months Ended December 31,
	2005	2004	% Change
	(in thousands)
Interest income	$(295)	$(167)	76.6%
Interest expense	9,767	10,034	(2.7)%
Interest expense on shares subject to mandatory redemption	—	10,048	(100.0)%
Other (income) expense, net	(88)	(321)	(72.6)%
Total other (income) and expenses	$9,384	$19,594	(52.1)%

Interest income increased $0.1 million, to $0.3 million for the six-month period ended December 31, 2005, compared to $0.2 million for the six-month period ended December 31, 2004.  The increase is primarily due to higher interest rates obtained on available cash balances during the current year period.

Interest expense decreased $0.3 million, to $9.8 million for the six-month period ended December 31, 2005, compared to $10.0 million for the six-month period ended December 31, 2004.  The decrease is due to a lower amount of outstanding indebtedness during the current year period, partially offset by higher interest rates in the current year period.

The Company’s preferred stock was redeemed in full using the proceeds from its IPO and as such, there is no interest expense on shares subject to mandatory redemption for the six-month period ended December 31, 2005.

Other income decreased to $0.1 million for the six-month period ended December 31, 2005 compared to $0.3 million for the six-month period ended December 31, 2004.

Liquidity and Capital Resources

Cash and cash equivalents increased by $5.6 million to $14.5 million at December 31, 2005 from $8.9 million at June 30, 2005.

Cash provided by operating activities was $16.3 million for the six-month period ended December 31, 2005. There was a decrease in cash relating to changes in operating assets and liabilities of $2.1 million, primarily relating to the payment of fiscal year 2005 bonuses, which occurred during the first quarter of fiscal 2006. The decrease in cash relating to changes in operating assets and liabilities is offset by net income, the gain from the sale of Renaissance and non-cash items of $10.0 million including depreciation, amortization, provisions for doubtful accounts and obsolete inventory, stock based compensation, amortization and write-off of deferred financing costs and deferred income taxes.

Cash used in investing activities was $1.9 million for the six-month period ended December 31, 2005, which related to $5.4 million of capital expenditures, primarily related to a new call center which was opened in October 2005 and other technology developments and improvements, partially offset by the proceeds from the sale of Renaissance.

Cash used in financing activities was $8.9 million for the six-month period ended December 31, 2005, which primarily consisted of repayments of long-term debt and the repurchase of Company’s Common Stock.

The Company’s principal sources of liquidity are cash from operations and funds available for borrowing under the 2004 Credit Agreement. The 2004 Credit Agreement originally provided for aggregate borrowings of up to $135.0 million and consisted of a five-year $50.0 million revolving credit facility and a seven-year $85.0 million term loan, which was used in connection with the Company’s completion of a going private transaction on February 24, 2004. As the Company makes principal repayments on the term loan, the balance of the term loan is permanently reduced. As of December 31, 2005 the balance of term loan was $63.0 million. A portion of the revolving credit facility is available as a letter of credit sub-facility and as a swing-line facility. Borrowings under the revolving credit facility are used to finance working capital, capital expenditures, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs. The revolving credit facility included $1.9 million in letters of credit outstanding and had availability of $48.1 million at December 31, 2005.

On October 25, 2005 the Board of Directors authorized a share repurchase program totaling $30 million, effective through September 30, 2007. These purchases may be made from time to time in both open market and private transactions, dependent upon market and other conditions.  This repurchase program is expected to remain in effect through September 30, 2007, unless terminated earlier by the Board of Directors, or completed. The Company has repurchased shares pursuant to a 10b5-1 plan, which generally permits the Company to repurchase shares at times when it might otherwise be prevented from doing so under certain securities laws. Repurchased shares will be held in treasury pending use for general corporate purposes, including issuances under various employee and director stock plans. FTD, Inc. amended the 2004 Credit Agreement, effective November 7, 2005, to allow for the repurchases of Common Stock of the Company, subject to a maximum leverage ratio and minimum liquidity requirements. During the three-month period ended December 31, 2005, the Company repurchased 305,500 shares of Common Stock for $3.3 million. For the period January 1, 2006 through February 8, 2006, the Company repurchased 1.2 million shares of Common Stock.

The 2004 Credit Agreement includes covenants that, among other things, required that as of December 31, 2005, FTD, Inc. maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments) to consolidated interest expense, a fixed charge coverage ratio and a leverage ratio.  FTD, Inc. was in compliance with all debt covenants as of December 31, 2005. The debt covenant ratios are detailed below:

	Actual Ratio as of December 31, 2005	Required Ratio as of December 31, 2005
Interest Expense Coverage	3.37	2.20 minimum
Fixed Charge Coverage	3.09	1.50 minimum
Leverage	3.45	5.50 maximum

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to interest rate risk is primarily the result of borrowings under its bank credit facilities.  At December 31, 2005, $63.0 million of debt was outstanding under the 2004 Credit Agreement.  Borrowings under the 2004 Credit Agreement are secured by first priority security interests in, and mortgages on, substantially all of the Company’s tangible and intangible assets. The Company’s results of operations are affected by changes in market interest rates on these borrowings. A 1% increase in the interest rate would result in additional annual interest expense of $630,000.

The Company will continue to monitor changing economic conditions.  Based on current circumstances, the Company does not expect a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.

The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar and the Euro. The resulting foreign currency translation exchange adjustments are included in the other comprehensive income (loss) caption and foreign currency transaction exchange adjustments are included in other income and expense on the consolidated statements of operations and comprehensive income (loss) and were not material for the three- and six-month periods ended December 31, 2005 and 2004. The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future, as the transactions denominated in Canadian dollars and Euros are not material to the Company’s consolidated financial statements. Therefore, the Company does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar or Euro.

Item 4. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of

1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company, of shares of the Company’s common stock during the quarterly period ended December 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2005 through October 31, 2005	—	—	—	$30.0 million
November 1, 2005 through November 30, 2005	80,300	$10.82	80,300	$29.1 million
December 1, 2005 through December 31, 2005	225,200	$10.83	305,500	$26.6 million

On October 25, 2005, the Board of Directors authorized a share repurchase program totaling $30 million, effective through September 30, 2007. These purchases may be made from time to time in both open market and private transactions, dependent upon market and other conditions.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)                                  The Annual Meeting of the Stockholders was held on November 17, 2005.

(b)                                 At the Annual Meeting of Stockholders, the stockholders voted to elect seven directors to the Board of Directors of the Company to serve for a term of one year. The votes for the director nominees were as follows:

Director Nominee	For	Withhold
Peter J. Nolan	22,223,033	4,507,807
Robert S. Apatoff	22,254,173	4,476,667
Adam M. Aron	22,916,896	3,813,944
John R. Baumer	22,131,310	4,599,530
Timothy J. Flynn	22,223,033	4,507,807
Ted C. Nark	26,028,288	702,552
Michael J. Soenen	22,317,157	4,413,683

(c)                                  The results of stockholder voting on Proposal 2 were as follows:

Proposal 2 – The ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2006.

For	Against	Abstain
26,720,471	6,270	4,100

Item 6.    Exhibits

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Financial Officer).

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTD Group, Inc.

Date: February 10, 2006	By:	/S/ CARRIE A. WOLFE
Carrie A. Wolfe Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Financial Officer).

32	Section 1350 Certifications.