Form 10-Q
period 2006-03-31
FTD Group, Inc.
filed 2006-05-10
CIK 1283157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-32425
FTD Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0719190 (I.R.S. Employer Identification No.)
3113 Woodcreek Drive
Downers Grove, IL 60515
(Address of principal executive offices)
(630) 719-7800
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
     As of May 8, 2006, there were 27,977,702 outstanding shares of the issuer’s Common Stock, par value $0.01 per share.

FTD GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FTD GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2006	June 30, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$223	$8,890
Accounts receivable, less allowance for doubtful accounts of $3,851 at March 31, 2006 and $2,521 at June 30, 2005	31,463	23,419
Inventories, net	2,735	6,495
Deferred income taxes	2,371	2,550
Prepaid expenses and other current assets	4,798	7,782

Total current assets	41,590	49,136

Property and equipment:
Land and improvements	1,380	1,380
Building and improvements	15,415	14,291
Computer equipment	4,828	3,345
Furniture and equipment	3,262	2,814

Total	24,885	21,830
Less accumulated depreciation	5,412	3,790

Property and equipment, net	19,473	18,040

Other assets:
Deferred financing fees, net	7,323	8,527
Computer software, net	11,005	11,010
Other noncurrent assets	12,235	8,985
Other intangible assets, less accumulated amortization of $5,343 at March 31, 2006 and $3,393 at June 30, 2005	15,430	17,380
Trademark	121,577	121,577
Goodwill	336,659	336,659

Total other assets	504,229	504,138

Total assets	$565,292	$571,314

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$44,356	$41,498
Customer deposits	4,497	5,143
Unearned income	2,359	2,522
Accrued interest	2,253	4,993
Accrued compensation	4,285	4,128
Other accrued liabilities	7,823	5,058
Current maturities of long-term debt	590	1,633

Total current liabilities	66,163	64,975

Senior secured credit facility	57,277	67,330
Senior subordinated notes	170,117	170,117
Post-retirement benefits and accrued pension obligations	2,624	2,856
Deferred income taxes	60,610	60,289

Stockholders’ equity:
Common stock: $0.01 par value, 75,000,000 shares authorized; 29,482,182 and 29,451,791 shares issued as of March 31, 2006 and June 30, 2005, respectively	295	295
Additional paid-in capital	233,200	232,759
Accumulated deficit	(10,348)	(27,097)
Accumulated other comprehensive loss	(68)	(210)
Treasury stock, at cost, 1,505,480 shares as of March 31, 2006	(14,578)	—

Total stockholders’ equity	208,501	205,747

Total liabilities and stockholders’ equity	$565,292	$571,314

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues:
Products	$79,060	$78,425	$192,496	$190,397
Services	49,525	46,467	131,143	124,820

Total revenues	128,585	124,892	323,639	315,217

Costs of Goods Sold and Services Provided:
Products	69,080	67,214	165,364	162,223
Services	4,883	5,026	15,579	14,777

Total costs of goods sold and services provided	73,963	72,240	180,943	177,000

Gross Profit:
Products	9,980	11,211	27,132	28,174
Services	44,642	41,441	115,564	110,043

Total gross profit	54,622	52,652	142,696	138,217

Operating Expenses:
Advertising and selling	22,743	22,671	62,284	60,856
General and administrative	15,048	26,488	38,444	51,559

Total operating expenses	37,791	49,159	100,728	112,415

Income from operations	16,831	3,493	41,968	25,802

Other Income and Expenses:
Interest income	(233)	(299)	(528)	(466)
Interest expense	4,829	5,395	14,596	15,429
Interest expense and prepayment fee on shares subject to mandatory redemption	—	24,684	—	34,732
Other expense (income), net	(118)	(100)	(206)	(421)

Total other income and expenses	4,478	29,680	13,862	49,274

Income (loss) before income tax	12,353	(26,187)	28,106	(23,472)

Income tax expense (benefit)	4,932	(602)	11,357	4,504

Net income (loss)	$7,421	$(25,585)	$16,749	$(27,976)

Other Comprehensive Income:
Foreign currency translation adjustments	12	—	142	184

Comprehensive income (loss)	$7,433	$(25,585)	$16,891	$(27,792)

Net income (loss) per Common Share — basic	$0.26	$(1.14)	$0.58	$(1.70)

Net income (loss) per Common Share — diluted	$0.26	$(1.14)	$0.56	$(1.70)

Weighted Average Common Shares Outstanding:
Basic	28,111	22,493	28,989	16,479

Diluted	29,031	22,493	30,025	16,479

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$16,749	$(27,976)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,160	4,031
Amortization	4,580	4,057
Interest expense and prepayment fee on mandatorily redeemable shares	—	34,732
Gain from sale of business and related transactions	(991)	—
Stock-based compensation	458	—
Amortization and write off of deferred financing costs	1,204	1,170
Provision for doubtful accounts	2,589	3,179
Deferred income taxes	500	3,206
Increase (decrease) in cash due to changes in operating assets and liabilities:
Accounts receivable	(12,002)	(7,621)
Inventories	1,388	2,122
Prepaid expenses and other	2,575	(1,066)
Other noncurrent assets	(1,807)	(2,145)
Accounts payable	3,308	763
Other accrued liabilities, unearned income, customer deposits and other	(981)	(2,851)

Net cash provided by operating activities	20,730	11,601

Cash flows from investing activities:
Capital expenditures	(7,370)	(3,058)
Proceeds from sale of business	3,500	—
Acquisition	—	(8,458)

Net cash used in investing activities	(3,870)	(11,516)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	—	193,533
Redemption of preferred stock and prepayment fee	—	(186,811)
Repayments of long-term debt	(11,096)	(5,638)
Net proceeds from revolving credit facility	—	2,000
Purchase of company stock	(14,999)	—
Proceeds from exercise of stock options	209	—
Tax effect of stock option benefit	217	—
Capital contribution	—	827
Deferred financing costs	—	(243)

Net cash provided by (used in) financing activities	(25,669)	3,668

Effect of foreign exchange rate changes on cash	142	184

Net increase (decrease) in cash and cash equivalents	(8,667)	3,937
Cash and cash equivalents at beginning of period	8,890	2,491

Cash and cash equivalents at end of period	$223	$6,428

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$16,131	$16,902

Income taxes	$4,570	$23

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Description of the Business
     FTD Group, Inc., formerly Mercury Man Holdings Corporation, is a Delaware corporation that was formed in 2003 by Green Equity Investors IV, L.P., a private investment fund affiliated with Leonard Green & Partners, L.P., solely for the purpose of acquiring majority ownership of FTD, Inc. As used in this Form 10-Q, the term the “Company” refers to FTD Group, Inc., including its wholly-owned subsidiary, FTD, Inc.
     FTD, Inc. (“FTD” or the “Operating Company”) is a Delaware corporation that commenced operations in 1994 and includes the operations of its principal operating subsidiary, Florists’ Transworld Delivery, Inc., a Michigan corporation. The operations of FTD include those of its wholly-owned subsidiaries, FTD.COM INC. (“FTD.COM”) and FTD Canada, Inc. (formerly known as Florists’ Transworld Delivery Association of Canada, Ltd.). Substantially all of the Company’s operations are conducted through FTD and its subsidiaries.
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
     Revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, fall within that quarter. In addition, depending on the year, the popular floral holiday of Easter sometimes falls within the quarter ending March 31 (as in fiscal year 2005) and sometimes falls within the quarter ending June 30 (as in fiscal year 2006).
Note 2. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2005.
     Certain amounts have been reclassified in the Company’s financial statements for the three- and nine-month periods ending March 31, 2005 to conform to the current year presentation.
Note 3. Sale of Renaissance
     On December 21, 2005, the Company sold substantially all of the assets and certain liabilities of Renaissance for cash proceeds of $3.5 million, a $1.7 million promissory note payable on December 21, 2007 and a $50,000 payable due December 21, 2006, both of which are non-interest bearing. These notes were recorded at net present value and, as a result, are accruing interest income. The Company also entered into an agreement with the purchaser making the purchaser the Company’s sole provider of greeting cards for a period of ten years.
     The carrying amounts of the assets and liabilities sold were as follows (in thousands):

Current Assets	$4,316
Property and Equipment	153
Other Assets	297
Current Liabilities	(1,251)

$3,515

     The Company recognized a gain of $1.0 million as a result of the sale of Renaissance and related transactions, net of estimated legal and severance costs of $0.4 million. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed Of, this gain is included in general and administrative expense within the consolidated statements of operations and comprehensive income (loss). The results of operations of Renaissance prior to the sale and the gain on the sale are included within the florist segment.
Note 4. Stock Repurchase
     On October 25, 2005, the Board of Directors authorized a share repurchase program totaling $30 million, effective through September 30, 2007. These purchases may be made from time to time in both open market and private transactions, dependent upon market and other conditions. This repurchase program is expected to remain in effect through September 30, 2007, unless terminated earlier by the Board of Directors or completed. The Company repurchased shares pursuant to a 10b5-1 plan, which generally permits the Company to repurchase shares at times when it might otherwise be prevented from doing so under certain securities laws. Repurchased shares will be held in treasury pending use for general corporate purposes, including issuances under various employee and director stock plans. During the nine-month period ended March 31, 2006, the Company repurchased 1,545,000 shares of Common Stock for $15.0 million at an average price of $9.71 per share.
Note 5. Net Income (Loss) Per Common Share
     The computations of basic and diluted net income (loss) per common share for the three- and nine-month periods ended March 31, 2006 and 2005 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income (loss)	$7,421	$(25,585)	$16,749	$(27,976)

Weighted average common shares outstanding — basic	28,111	22,493	28,989	16,479
Effect of dilutive securities — stock options	920	—	1,036	—

Weighted average common shares outstanding — diluted	29,031	22,493	30,025	16,479

Net income (loss) per share of Common Stock — basic	$0.26	$(1.14)	$0.58	$(1.70)

Net income (loss) per share of Common Stock — diluted	$0.26	$(1.14)	$0.56	$(1.70)

     For the three- and nine-month periods ended March 31, 2006 there were 212,500 and 195,000 outstanding stock options, respectively, which were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company’s Common Stock during the respective periods. For the three- and nine-month periods ended March 31, 2005, there were 2,718,612 outstanding stock options which were not included in the computation of diluted earnings per share because their effect was anti-dilutive.
Note 6. Pension and Other Post-Retirement Benefit Plans

	Salaried Employees’ Pension Plan
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands)
Service cost	$13	$—	$41	$—
Interest cost	28	31	83	94
Expected return on assets	(22)	(20)	(67)	(60)
Amortization of loss	9	—	27	—

Net periodic benefit cost	$28	$11	$84	$34

	Retiree Medical Plan
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands)
Interest cost	$20	$24	$60	$71

Net periodic benefit cost	$20	$24	$60	$71

Note 7. Stock-Based Compensation
     During the three- and nine-month periods ended March 31, 2006, the Company granted 35,000 and 97,500 options, respectively, to various employees or directors of the Company. Outstanding non-qualified stock options expire ten years from the date of grant and begin vesting as early as the date of grant, dependent upon the individual agreements. All stock options were granted with an exercise price equal to the fair market value on the date of grant.

     During the nine-month period ended March 31, 2006, the Company issued 30,391 shares of Common Stock in connection with the exercise of vested stock options. In addition, during the three- and nine-month periods ended March 31, 2006, the Company reissued 8,408 and 39,520 shares, respectively, of Common Stock out of treasury in connection with the exercise of vested stock options. During the three- and nine-month periods ended March 31, 2006, 18,667 and 169,334 options, respectively, were forfeited.
     Prior to July 1, 2005, the Company accounted for stock-based compensation programs according to the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123 (R), Share-Based Payments, using the modified prospective transition method and Black-Scholes as the option valuation model. Under that transition method, compensation cost recognized in the three- and nine-month periods ended March 31, 2006 included (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (R). Results for prior periods have not been restated.
     As a result of adopting SFAS 123(R) on July 1, 2005, income before income taxes and net income are $153,000 and $92,000 lower, respectively, for the three-month period ended March 31, 2006 and $458,000 and $275,000 lower, respectively, for the nine-month period ended March 31, 2006, than if the Company had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share would have been $0.27 and $0.26, respectively, for the three-month period ended March 31, 2006, if SFAS No. 123(R) had not been adopted, compared to basic earnings and diluted earnings per share of $0.26. Basic and diluted earnings per share would have been $0.59 and $0.57, respectively, for the nine-month period ended March 31, 2006, if SFAS No. 123(R) had not been adopted, compared to basic earnings per share of $0.58 and diluted earnings per share of $0.56.
     The Company would have recognized compensation expense, net of tax, of $103,000 and $194,000 related to the Company’s stock options in the three- and nine-month periods ended March 31, 2005, respectively, if the expense based on the estimated fair value, as determined in accordance with SFAS No. 123, of the outstanding stock options of the Company had been recorded in the consolidated financial statements. As such, the Company’s net loss would have been impacted as shown by the pro forma amounts displayed in the table below (the pro forma disclosures shown are not representative of the future effects on net income (loss)):

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2005	2005
Net loss, as reported	$(25,585)	$(27,976)
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(103)	(194)

Pro forma net loss	$(25,688)	$(28,170)

Net loss per share of Common Stock:
Basic — as reported	$(1.14)	$(1.70)

Basic — pro forma	$(1.14)	$(1.71)

Diluted — as reported	$(1.14)	$(1.70)

Diluted — pro forma	$(1.14)	$(1.71)

Weighted average shares outstanding:
Basic	22,493	16,479

Diluted	22,493	16,479

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
     As a result of the options vesting over a period of time, the cost recognized during the three- and nine-month periods ended March 31, 2006 and the estimated cost indicated in the table above for the three- and nine-month periods ended March 31, 2005 reflect only a partial vesting of such options. If full vesting were assumed, the costs recognized and the estimated pro forma costs would have been higher than indicated above.
Note 8. Segment Information
     The Company’s reportable segments include the florist segment and consumer segment. The florist segment includes all products and services sold to FTD members, encompassing clearinghouse services, publishing products and services, technology products and services and floral shop supplies. The consumer segment encompasses sales of floral and specialty gift products, which are sold primarily to consumers through FTD.COM’s Web site, www.ftd.com, or its toll-free telephone number, 1-800-SEND-FTD.
     For purposes of managing the Company, management reviews segment financial performance to the operating income level for each of its reportable segments. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation.
     The following tables report the Company’s operating results by reportable segment for the three- and nine-month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006			2005
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
	(in thousands)
Revenues:
Florist segment	$52,979	$(74)	$52,905	$54,320	$(39)	$54,281
Consumer segment	80,883	(5,203)	75,680	76,147	(5,536)	70,611

Total	133,862	(5,277)	128,585	130,467	(5,575)	124,892

Costs of Goods Sold and Services Provided:
Florist segment	18,849	(828)	18,021	19,846	(820)	19,026
Consumer segment	56,156	(747)	55,409	53,372	(743)	52,629
Corporate	533	—	533	585	—	585

Total	75,538	(1,575)	73,963	73,803	(1,563)	72,240

Gross Profit:
Florist segment	34,130	754	34,884	34,474	781	35,255
Consumer segment	24,727	(4,456)	20,271	22,775	(4,793)	17,982
Corporate	(533)	—	(533)	(585)	—	(585)

Total	58,324	(3,702)	54,622	56,664	(4,012)	52,652

Advertising and Selling:
Florist segment	16,044	(3,702)	12,342	18,271	(4,012)	14,259
Consumer segment	10,401	—	10,401	8,412	—	8,412

Total	26,445	(3,702)	22,743	26,683	(4,012)	22,671

General and Administrative (includes Management Fees):
Florist segment	2,377	—	2,377	2,612	—	2,612
Consumer segment	6,881	(735)	6,146	5,639	(700)	4,939
Corporate	5,790	735	6,525	18,237	700	18,937

Total	15,048	—	15,048	26,488	—	26,488

Operating Income (Loss) before Corporate Allocations:
Florist segment	15,709	4,456	20,165	13,591	4,793	18,384
Consumer segment	7,445	(3,721)	3,724	8,724	(4,093)	4,631
Corporate	(6,323)	(735)	(7,058)	(18,822)	(700)	(19,522)

Total	16,831	—	16,831	3,493	—	3,493

Corporate Allocations:
Florist segment	2,868	—	2,868	3,117	—	3,117
Consumer segment	849	—	849	693	—	693
Corporate	(3,717)	—	(3,717)	(3,810)	—	(3,810)

Total	—	—	—	—	—	—

Operating Income (Loss):
Florist segment	12,841	4,456	17,297	10,474	4,793	15,267
Consumer segment	6,596	(3,721)	2,875	8,031	(4,093)	3,938
Corporate	(2,606)	(735)	(3,341)	(15,012)	(700)	(15,712)

Total	$16,831	$—	$16,831	$3,493	$—	$3,493

Depreciation and Amortization:
Florist segment	$821	$—	$821	$919	$—	$919
Consumer segment	836	—	836	593	—	593
Corporate	967	—	967	961	—	961

Total	$2,624	$—	$2,624	$2,473	$—	$2,473

	Nine Months Ended March 31,
	2006			2005
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
	(in thousands)
Revenues:
Florist segment	$143,323	$(205)	$143,118	$146,190	$(99)	$146,091
Consumer segment	193,836	(13,315)	180,521	182,964	(13,838)	169,126

Total	337,159	(13,520)	323,639	329,154	(13,937)	315,217

Costs of Goods Sold and Services Provided:
Florist segment	49,485	(2,524)	46,961	51,499	(2,338)	49,161
Consumer segment	134,073	(1,809)	132,264	127,829	(1,769)	126,060
Corporate	1,718	—	1,718	1,779	—	1,779

Total	185,276	(4,333)	180,943	181,107	(4,107)	177,000

Gross Profit:
Florist segment	93,838	2,319	96,157	94,691	2,239	96,930
Consumer segment	59,763	(11,506)	48,257	55,135	(12,069)	43,066
Corporate	(1,718)	—	(1,718)	(1,779)	—	(1,779)

Total	151,883	(9,187)	142,696	148,047	(9,830)	138,217

Advertising and Selling:
Florist segment	48,703	(9,187)	39,516	51,381	(9,828)	41,553
Consumer segment	22,768	—	22,768	19,303	—	19,303

Total	71,471	(9,187)	62,284	70,684	(9,828)	60,856

General and Administrative (includes Management Fees):
Florist segment	5,607	—	5,607	7,729	—	7,729
Consumer segment	15,407	(1,785)	13,622	14,107	(1,684)	12,423
Corporate	17,430	1,785	19,215	29,725	1,682	31,407

Total	38,444	—	38,444	51,561	(2)	51,559

Operating Income (Loss) before Corporate Allocations:
Florist segment	39,528	11,506	51,034	35,581	12,067	47,648
Consumer segment	21,588	(9,721)	11,867	21,725	(10,385)	11,340
Corporate	(19,148)	(1,785)	(20,933)	(31,504)	(1,682)	(33,186)

Total	41,968	—	41,968	25,802	—	25,802

Corporate Allocations:
Florist segment	8,364	—	8,364	9,126	—	9,126
Consumer segment	2,451	—	2,451	2,187	—	2,187
Corporate	(10,815)	—	(10,815)	(11,313)	—	(11,313)

Total	—	—	—	—	—	—

Operating Income (Loss):
Florist segment	31,164	11,506	42,670	26,455	12,067	38,522
Consumer segment	19,137	(9,721)	9,416	19,538	(10,385)	9,153
Corporate	(8,333)	(1,785)	(10,118)	(20,191)	(1,682)	(21,873)

Total	$41,968	$—	$41,968	$25,802	$—	$25,802

Depreciation and Amortization:
Florist segment	$2,551	$—	$2,551	$3,354	$—	$3,354
Consumer segment	2,293	—	2,293	1,842	—	1,842
Corporate	2,896	—	2,896	2,892	—	2,892

Total	$7,740	$—	$7,740	$8,088	$—	$8,088

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the captions “Forward-Looking Information” and “Risk Factors” and elsewhere in this Form 10-Q.
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
     Florist Segment. The florist segment includes revenue associated with the services and products provided to FTD members. The following table sets forth the percentage of revenue in each category of the florist segment:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Member Services	57%	55%	59%	59%
Mercury Technology	16%	15%	17%	15%
Specialty Wholesaling	27%	30%	24%	26%

Total Florist Segment revenue	100%	100%	100%	100%

     Consumer Segment. The consumer segment is comprised of FTD.COM, an Internet and telephone marketer of flowers and specialty gifts, which sells products directly to consumers primarily through the www.ftd.com Web site and the 1-800-SEND-FTD toll-free telephone number. FTD.COM offers same day delivery of floral orders to nearly 100% of the U.S. and Canadian populations. The majority of orders are fulfilled by the Company’s network of FTD members who adhere to FTD.COM’s quality and service standards. FTD.COM typically offers over 400 floral arrangements and over 800 specialty gift items, which are delivered via common carrier, including unarranged boxed flowers, plants, gourmet food gifts, holiday gifts, bath and beauty products, jewelry, wine and gift baskets, dried flowers and stuffed animals.
     Key Industry Trends. The Company believes key trends in the floral retail market include the increasing role of floral direct marketers, particularly those marketing floral products over the Internet, which has resulted in increased orders for delivery to be placed through floral direct marketers versus traditional retail florists, the advent of retail consumer companies that deliver unarranged boxed flowers via common carrier with no involvement of retail florists and the increased presence of supermarkets and mass merchants, which has reduced the cash and carry floral business for the traditional retail florist. Each of these trends are addressed through the florist segment and consumer segment business strategies.
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
     The Company plans to continue to direct consumers to the Internet for their floral and specialty gift purchasing needs, as processing orders over the Internet is a profitable order generating vehicle and an efficient and convenient ordering method for the consumer. The Company also plans to pursue growth in additional specialty gift categories and refinement of its existing categories as management believes the Company’s direct marketing expertise and brand strength allows the business to attract a wide range of quality specialty gift manufacturers. Additionally, the

Company plans to continue expanding the lower-priced floral offerings to meet consumer demand. Management believes this is a growing segment of the market and the Company is expanding its marketing efforts and product offerings targeting this segment. The network of FTD members enables the Company to offer same day delivery for many of these products, which management believes is a competitive advantage over the Company’s competitors who offer delivery on a next day basis through common carrier.
     In addition to funding working capital needs and capital expenditures, the Company plans to service and reduce its indebtedness and repurchase shares of its Common Stock pursuant to its share repurchase program, which expires on September 30, 2007, with available cash generated from operations.
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
     Revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, fall within that quarter. In addition, depending on the year, the popular floral holiday of Easter sometimes falls within the quarter ending March 31 (as in fiscal year 2005) and sometimes falls within the quarter ending June 30 (as in fiscal year 2006).
Three Months Ended March 31, 2006 compared to the Three Months Ended March 31, 2005
     Total revenues

	Three Months Ended
	March 31,
	2006	2005	% Change
	(in thousands)
Florist segment	$52,905	$54,281	(2.5%)
Consumer segment	75,680	70,611	7.2%

Total revenues	$128,585	$124,892	3.0%

     Revenues increased by $3.7 million, or 3.0%, to $128.6 million for the three-month period ended March 31, 2006, compared to revenues for the three-month period ended March 31, 2005 of $124.9 million. There were no revenues associated with corporate activities.
     Management believes a key metric in driving revenues for the florist segment is the number of FTD members that use or purchase services and products provided by the florist segment, which is partially driven by membership. Average membership for the three-month period ended March 31, 2006 and 2005 was approximately 19,400 and 20,000 FTD members, respectively. Revenues for the florist segment decreased by $1.4 million, or 2.5%, to $52.9 million for the three-month period ended March 31, 2006, compared to revenues for the three-month period ended March 31, 2005 of $54.3 million. The December 2005 sale of substantially all of the assets and certain liabilities of Renaissance Greeting Cards, Inc. (“Renaissance”), a low growth business that was not core to the Company’s business objectives, contributed approximately $3.0 million to the decrease in revenues. Also contributing to this decrease was a decrease in directory services revenues partially offset by an increase in fresh flower sales, an increase in revenue related to Florists’ Online Web sites and an increase in revenue related to technology support.
     Management believes a key metric in driving revenues in the consumer segment is order volume. Order volume increased 6.3% to 1,194,000 orders for the three-month period ended March 31, 2006, from 1,124,000 orders for the three-month period ended March 31, 2005. Revenues for the consumer segment increased by $5.1 million, or 7.2%, to $75.7 million for the three-month period ended March 31, 2006 compared to $70.6 million for the three-month period ended March 31, 2005. The increase in revenues is primarily related to an increase in order volume and advertising revenue, partially offset by a decrease in average order value. Order volume growth was primarily driven by an increase in Valentine’s Day orders, partially offset by the shift of the Easter holiday to the fourth quarter of fiscal year 2006 from the third quarter of fiscal year 2005. In the third quarter of fiscal year 2005, the Easter holiday represented approximately 5% of the quarterly revenues for the consumer segment. Specialty gifts, which include all orders delivered via common carrier, comprised 36.1% of total order volume for the three-month period ended March 31, 2006, compared to 27.6% for the three-month period ended March 31, 2005. Internet orders were 91.3% of total orders for the three-month period ended March 31, 2006, compared to 88.2% for the three-month period ended March 31, 2005. Average order value for the three-month period ended March 31, 2006 was $62.18, which was relatively consistent with average order value of $62.84 for the three-month period ended March 31, 2005.
     Total costs of goods sold and services provided

	Three Months Ended
	March 31,
	2006	2005	% Change
	(in thousands)
Florist segment	$18,021	$19,026	(5.3%)
Consumer segment	55,409	52,629	5.3%
Corporate	533	585	(8.9%)

Total costs of goods sold and services provided	$73,963	$72,240	2.4%

     Costs of goods sold and services provided increased by $1.8 million, or 2.4%, to $74.0 million for the three-month period ended March 31, 2006, compared to costs of goods sold and services provided for the three-month period ended March 31, 2005 of $72.2 million. Total gross margin increased to 42.5% for the three-month period ended March 31, 2006 from 42.2% for three-month period ended March 31, 2005.
     Costs of goods sold and services provided associated with the florist segment decreased by $1.0 million, or 5.3%, to $18.0 million for three-month period ended March 31, 2006, compared to $19.0 million for the three-month period ended March 31, 2005. Gross margin for the florist segment increased to 65.9% for the three-month period ended March 31, 2006, compared to 64.9% for the three-month period ended March 31, 2005, primarily due to an increase in the inventory reserve in the prior year, partially offset by a shift in sales mix in part related to a decrease in current year revenue from the Company’s higher margin product lines such as directory publications.
     Costs of goods sold and services provided associated with the consumer segment increased by $2.8 million, or 5.3%, to $55.4 million for the three-month period ended March 31, 2006, compared to $52.6 million for the three-month period ended March 31, 2005. Gross margin for the consumer segment increased to 26.8% for the three-month period ended March 31, 2006, compared to 25.5% for the three-month period ended March 31, 2005, primarily due to advertising revenue.
     Costs of goods sold and services provided related to corporate activities remained relatively consistent at $0.5 million for the three-month period ended March 31, 2006, compared to $0.6 million for the three-month period ended March 31, 2005. These costs are related to the development and support of the internal corporate technology platforms.
     Advertising and selling costs

	Three Months Ended
	March 31,
	2006	2005	% Change
	(in thousands)
Florist segment	$12,342	$14,259	(13.4%)
Consumer segment	10,401	8,412	23.6%

Total advertising and selling costs	$22,743	$22,671	0.3%

     Advertising and selling costs remained relatively constant at $22.7 million for the three-month periods ended March 31, 2006 and 2005. There were no advertising and selling costs related to corporate activities.
     Advertising and selling costs associated with the florist segment decreased by $2.0 million, or 13.4%, to $12.3 million for the three-month period ended March 31, 2006, compared to advertising and selling costs for the three-month period ended March 31, 2005 of $14.3 million. The decrease in advertising and selling costs was primarily due to the sale of Renaissance and a decrease in rebates paid to FTD members, partially related to the shift of the Easter holiday to the fourth quarter of fiscal year 2006 from the third quarter of fiscal year 2005.
     Advertising and selling costs associated with the consumer segment increased by $2.0 million, or 23.6%, to $10.4 million for the three-month period ended March 31, 2006, compared to $8.4 million for the three-month period ended March 31, 2005. This increase in advertising and selling costs was primarily due to an increase in online advertising expenses, which was primarily related to increased cost per order and volume generated from search-oriented Web sites.
     General and administrative costs and management fees

	Three Months Ended
	March 31,
	2006	2005	% Change
	(in thousands)
Florist segment	$2,377	$2,612	(9.0%)
Consumer segment	6,146	4,939	24.4%
Corporate	6,525	18,937	(65.5%)

Total general and administrative costs and management fees	$15,048	$26,488	(43.2%)

     General and administrative costs and management fees decreased by $11.5 million, or 43.2%, to $15.0 million for the three-month period ended March 31, 2006, compared to $26.5 million for the three-month period ended March 31, 2005.
     General and administrative costs associated with the florist segment decreased by $0.2 million, or 9.0%, to $2.4 million for the three-month period ended March 31, 2006, compared to $2.6 million for the three-month period ended March 31, 2005. This decrease is primarily due to the sale of Renaissance.
     General and administrative costs associated with the consumer segment increased by $1.2 million, or 24.4%, to $6.1 million for the three-month period ended March 31, 2006, compared to $4.9 million for the three-month period ended March 31, 2005. This increase is primarily due to an increase in customer service costs due primarily to an increase in order volume. Also contributing to this increase was an increase in software and hardware depreciation and amortization related to newly capitalized assets and an increase in software support costs to support the new technology put into service.
     Corporate general and administrative costs and management fees decreased by $12.4 million, or 65.5%, to $6.5 million for the three-month period ended March 31, 2006, compared to $18.9 million for the three-month period ended March 31, 2005. The decrease was primarily related to a decrease in expense related to the termination of the Management Services Agreement with Leonard Green & Partners, L.P., which occurred during the quarter ended March 31, 2005, partially offset by an increase in public company costs.

     Other income and expenses

	Three Months Ended
	March 31,
	2006	2005	% Change
	(in thousands)
Interest income	$(233)	$(299)	(22.1%)
Interest expense	4,829	5,395	(10.5%)
Interest expense and prepayment fee on shares subject to mandatory redemption	—	24,684	(100.0%)
Other (income) expense, net	(118)	(100)	18.0%

Total other (income) and expenses	$4,478	$29,680	(84.9%)

     Interest income decreased $0.1 million to $0.2 million for the three-month period ended March 31, 2006 compared to $0.3 million for the three-month period ended March 31, 2005.
     Interest expense decreased by $0.6 million, or 10.5%, to $4.8 million for the three-month period ended March 31, 2006, compared to $5.4 million for the three-month period ended March 31, 2005. The decrease was primarily related to a $0.4 million prepayment penalty which occurred during the quarter ended March 31, 2005 as a result of a $4.9 million payment on FTD’s 7.75% Senior Subordinated Notes due 2014.
     The Company’s preferred stock was redeemed in full using the proceeds from its initial public offering and as such, there is no interest expense or prepayment fee on shares subject to mandatory redemption for the three-month period ended March 31, 2006.
     Other income remained consistent at $0.1 million for the three-month periods ended March 31, 2006 and March 31, 2005.
     Nine Months Ended March 31, 2006 compared to the Nine Months Ended March 31, 2005
Total revenues

	Nine Months Ended
	March 31,
	2006	2005	% Change
	(in thousands)
Florist segment	$143,118	$146,091	(2.0%)
Consumer segment	180,521	169,126	6.7%

Total revenues	$323,639	$315,217	2.7%

     Revenues increased by $8.4 million, or 2.7%, to $323.6 million for the nine-month period ended March 31, 2006, compared to revenues for the nine-month period ended March 31, 2005 of $315.2 million. There were no revenues associated with corporate activities.
     Management believes a key metric in driving revenues for the florist segment is the number of FTD members that use or purchase services and products provided by the florist segment, which is partially driven by membership. Average membership for the nine-month periods ended March 31, 2006 and 2005 was approximately 19,600 and 20,000 FTD members, respectively. Revenues for the florist segment decreased by $3.0 million, or 2.0%, to $143.1 million for the nine-month period ended March 31, 2006, compared to revenues for the nine-month period ended March 31, 2005 of $146.1 million. The December 2005 sale of Renaissance contributed approximately $3.0 million to the decrease in revenues. Also contributing to the decrease were lower sales resulting from the elimination of certain specialty wholesaling products which were unprofitable or not core to the business and a decrease in directory services revenues partially offset by an increase in revenues related to Florists’ Online Web sites, an increase in fresh flower sales and an increase in revenue related to technology support.

     Management believes a key metric in driving revenues in the consumer segment is order volume. Order volume increased 7.2% to 2,943,000 orders for the nine-month period ended March 31, 2006, from 2,746,000 orders for the nine-month period ended March 31, 2005. Revenues for the consumer segment increased by $11.4 million, or 6.7%, to $180.5 million for the nine-month period ended March 31, 2006 compared to $169.1 million for the nine-month period ended March 31, 2005. The increase in revenues was primarily related to an increase in order volume and advertising revenue, partially offset by a decrease in average order value. Sales of specialty gifts, which include all orders delivered via common carrier, comprised 36.5% of total order volume for the nine-month period ended March 31, 2006, compared to 27.8% for the nine-month period ended March 31, 2005. Internet orders were 89.8% of total orders for the nine-month period ended March 31, 2006, compared to 86.2% for the nine-month period ended March 31, 2005. Average order value for the nine-month period ended March 31, 2006 was $60.71, which was lower than average order value of $61.58 for the nine-month period ended March 31, 2005. This decrease in average order value is primarily related to an increase in sales of the lower priced product offerings.
     Total costs of goods sold and services provided

	Nine Months Ended
	March 31,
	2006	2005	% Change
	(in thousands)
Florist segment	$46,961	$49,161	(4.5%)
Consumer segment	132,264	126,060	4.9%
Corporate	1,718	1,779	(3.4%)

Total costs of goods sold and services provided	$180,943	$177,000	2.2%

     Costs of goods sold and services provided increased by $3.9 million, or 2.2%, to $180.9 million for the nine-month period ended March 31, 2006, compared to costs of goods sold and services provided for the nine-month period ended March 31, 2005 of $177.0 million. Total gross margin increased to 44.1% for the nine-month period ended March 31, 2006 from 43.8% for nine-month period ended March 31, 2005.
     Costs of goods sold and services provided associated with the florist segment decreased by $2.2 million, or 4.5%, to $47.0 million for nine-month period ended March 31, 2006, compared to $49.2 million for the nine-month period ended March 31, 2005. Gross margin for the florist segment increased to 67.2% for the nine-month period ended March 31, 2006, compared to 66.3% for the nine-month period ended March 31, 2005, primarily due to the prior year increase in the inventory reserve.
     Costs of goods sold and services provided associated with the consumer segment increased by $6.2 million, or 4.9%, to $132.3 million for the nine-month period ended March 31, 2006, compared to $126.1 million for the nine- month period ended March 31, 2005. Gross margin for the consumer segment increased to 26.7% for the nine-month period ended March 31, 2006, compared to 25.5% for the nine-month period ended March 31, 2005, primarily due to an increase in sales of higher margin specialty gifts and advertising revenue. Specialty gifts, which include all orders delivered via common carrier, have a lower combined product and shipping cost as a percent of revenue compared to florist delivered orders.
     Costs of goods sold and services provided related to corporate activities remained relatively consistent at $1.7 million for the nine-month period ended March 31, 2006 compared to $1.8 million for the nine-month period ended March 31, 2005. These costs are related to the development and support of the internal corporate technology platforms.
     Advertising and selling costs

	Nine Months Ended
	March 31,
	2006	2005	% Change
	(in thousands)
Florist segment	$39,516	$41,553	(4.9%)
Consumer segment	22,768	19,303	18.0%

Total advertising and selling costs	$62,284	$60,856	2.3%

     Advertising and selling costs increased by $1.4 million, or 2.3%, to $62.3 million for the nine-month period ended March 31, 2006, compared to advertising and selling costs for the nine-month period ended March 31, 2005 of $60.9 million. There were no advertising and selling costs related to corporate activities.
     Advertising and selling costs associated with the florist segment decreased by $2.1 million, or 4.9%, to $39.5 million for the nine-month period ended March 31, 2006, compared to $41.6 million for the nine-month period ended March 31, 2005. The decrease in advertising and selling costs was primarily due to the sale of Renaissance and a decrease in rebates paid to FTD members partially due to the shift of the Easter holiday to the fourth quarter of fiscal year 2006 from the third quarter of fiscal year 2005.
     Advertising and selling costs associated with the consumer segment increased by $3.5 million, or 18.0%, to $22.8 million for the nine-month period ended March 31, 2006, compared to $19.3 million for the nine-month period ended March 31, 2005. This increase in advertising and selling costs was primarily due to an increase in online advertising expenses, which was related to increased cost per order and increased order volume primarily related to orders generated from search-oriented Web sites.
General and administrative costs and management fees

	Nine Months Ended
	March 31,
	2006	2005	% Change
	(in thousands)
Florist segment	$5,607	$7,729	(27.5%)
Consumer segment	13,622	12,423	9.7%
Corporate	19,215	31,407	(38.8%)

Total general and administrative costs and management fees	$38,444	$51,559	(25.4%)

     General and administrative costs and management fees decreased by $13.2 million, or 25.4%, to $38.4 million for the nine-month period ended March 31, 2006, compared to $51.6 million for the nine-month period ended March 31, 2005.
     General and administrative costs associated with the florist segment decreased by $2.1 million, or 27.5%, to $5.6 million for the nine-month period ended March 31, 2006, compared to $7.7 million for the nine-month period ended March 31, 2005. The decrease in general and administrative costs for the florist segment is primarily due to the sale of Renaissance, including the $1.0 million gain recognized in the current year, a decrease in depreciation expense as certain assets of the florist business have become fully depreciated and a decrease in administrative expenses due to efficiencies gained in the technology installation process.
     General and administrative costs associated with the consumer segment increased by $1.2 million, or 9.7%, to $13.6 million for the nine-month period ended March 31, 2006, compared to $12.4 million for the nine-month period ended March 31, 2005. This increase is primarily due to an increase in customer service costs due primarily to increased order volume. Also contributing to this increase was an increase in software and hardware depreciation and amortization due to assets put into service in the last year and an increase in software support costs to support the new technology put into service.
     Corporate general and administrative costs and management fees decreased by $12.2 million, or 38.8%, to $19.2 million for the nine-month period ended March 31, 2006, compared to $31.4 million for the nine-month period ended March 31, 2005. The decrease was primarily related to a decrease in expense related to the termination of the Management Services Agreement with Leonard Green & Partners, L.P. which occurred during the quarter ended March 31, 2005, partially offset by a gain recorded in the prior year related to the reimbursement of defense costs from the Company’s insurance carrier related to the lawsuit with Teleflora LLC, an increase in public company costs and an increase in compensation cost due the implementation of Statement of Financial Accounting Standards No. 123(R), Share-Based Payments.

     Other income and expenses

	Nine Months Ended
	March 31,
	2006	2005	% Change
	(in thousands)
Interest income	$(528)	$(466)	13.3%
Interest expense	14,596	15,429	(5.4%)
Interest expense and prepayment fee on shares subject to mandatory redemption	—	34,732	(100.0%)
Other (income) expense, net	(206)	(421)	(51.1%)

Total other (income) and expenses	$13,862	$49,274	(71.9%)

     Interest income remained relatively consistent at $0.5 million for the nine-month periods ended March 31, 2006 and March 31, 2005.
     Interest expense decreased by $0.8 million, or 5.4%, to $14.6 million for the nine-month period ended March 31, 2006, compared to $15.4 million for the three-month period ended March 31, 2005. The decrease is primarily due to a lower amount of outstanding indebtedness during the current year period and a $0.4 million prepayment penalty which occurred during the quarter ended March 31, 2005 as a result of a $4.9 million payment on FTD’s 7.75% Senior Subordinated Notes due 2014. This reduction in interest expense was partially offset by higher interest rates in the current year period.
     The Company’s preferred stock was redeemed in full using the proceeds from its IPO and as such, there is no interest expense or prepayment fee on shares subject to mandatory redemption for the nine-month period ended March 31, 2006.
     Other income decreased to $0.2 million for the nine-month period ended March 31, 2006 compared to $0.4 million for the nine-month period ended March 31, 2005.
Liquidity and Capital Resources
     Cash and cash equivalents decreased by $8.7 million to $0.2 million at March 31, 2006 from $8.9 million at June 30, 2005.
     Cash provided by operating activities was $20.7 million for the nine-month period ended March 31, 2006, which primarily consisted of net income of $16.7 million and adjustments to reconcile net income to net cash of $11.5 million, including the gain from the sale of Renaissance, depreciation, amortization, provisions for doubtful accounts, stock based compensation, amortization and write-off of deferred financing costs and deferred income taxes. This was partially offset by a decrease in cash relating to changes in operating assets and liabilities of $7.5 million. Changes in operating assets and liabilities primarily consisted of an increase of $12.0 million in accounts receivable primarily related to the shipment of specialty wholesaling products for the spring holidays and an increase in long-term receivables of $1.8 million primarily related to Mercury Technology sales, partially offset by an increase in accounts payable of $3.3 million primarily due to increased direct and online marketing accruals and a decrease in prepaid expenses of $2.6 million primarily related to a decrease in prepaid taxes.
     Cash used in investing activities was $3.9 million for the nine-month period ended March 31, 2006, which related to $7.4 million of capital expenditures, primarily related to the new call center which was opened in October 2005 and continued technology developments and improvements, offset by the cash proceeds from the sale of Renaissance.
     Cash used in financing activities was $25.7 million for the nine-month period ended March 31, 2006, which primarily consisted of the repurchase of $15.0 million of the Company’s Common Stock and repayments of $11.1 million of long-term debt.
     The Company’s principal sources of liquidity are cash from operations and funds available for borrowing under its $135.0 million senior secured credit facility agreement (the “2004 Credit Agreement”). The 2004 Credit Agreement originally provided for aggregate borrowings of up to $135.0 million which consisted of a five-year $50.0 million revolving credit facility and a seven-year $85.0 million term loan, which was used in connection with the Company’s completion of a going private transaction on February 24, 2004. As the Company makes principal repayments on the term loan, the balance of the term loan is permanently reduced. As of March 31, 2006, the balance of the term loan was $57.9 million. A portion of the revolving credit facility is available as a letter of credit sub-facility and as a swing-line facility. Borrowings under the revolving credit facility are used to finance working capital, capital expenditures, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs. The revolving credit facility included $1.1 million in letters of credit outstanding and had availability of $48.9 million at March 31, 2006.
     On October 25, 2005 the Board of Directors authorized a share repurchase program totaling $30 million, effective through September 30, 2007. These purchases may be made from time to time in both open market and private transactions, dependent upon market and other conditions. This repurchase program is expected to remain in effect through September 30, 2007, unless terminated earlier by the Board of Directors, or completed. The Company has repurchased shares pursuant to a 10b5-1 plan, which generally permits the Company to repurchase shares at times when it might otherwise be prevented from doing so under certain securities laws. Repurchased shares will be held in treasury pending use for general corporate purposes, including issuances under various employee and director stock plans. FTD, Inc. amended the 2004 Credit Agreement, effective November 7, 2005, to allow for the repurchases of Common Stock of the Company, subject to a maximum leverage ratio and minimum liquidity requirements. During the nine-month period ended March 31, 2006, the Company repurchased 1,545,000 shares of Common Stock for $15.0 million.
     The 2004 Credit Agreement includes covenants that, among other things, required that as of March 31, 2006, FTD, Inc. maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments) to consolidated interest expense, a fixed charge coverage ratio and a leverage ratio. FTD, Inc. was in compliance with all debt covenants as of March 31, 2006. The debt covenant ratios are detailed below:

	Actual Ratio	Required Ratio
	as of March 31, 2006	as of March 31, 2006
Interest Expense Coverage	3.50	2.20 minimum
Fixed Charge Coverage	2.92	1.50 minimum
Leverage	3.34	5.50 maximum
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company’s exposure to interest rate risk is primarily the result of borrowings under its bank credit facilities. At March 31, 2006, $57.9 million of debt was outstanding under the 2004 Credit Agreement. Borrowings under the 2004 Credit Agreement are secured by first priority security interests in, and mortgages on, substantially all of the Company’s tangible and intangible assets. The Company’s results of operations are affected by changes in market interest rates on these borrowings. A 1% increase in the interest rate would result in additional annual interest expense of $579,000.
     The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar and the Euro. The resulting foreign currency translation exchange adjustments are included in the other comprehensive income (loss) caption and foreign currency transaction exchange adjustments are included in other income and expense on the consolidated statements of operations and comprehensive income (loss) and were not material for the three- and nine-month periods ended March 31, 2006 and 2005.
Item 4. Controls and Procedures
     The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
     Our business, financial condition and results of operations can be impacted by a number of factors, any one of which could cause our actual results to vary materially from our anticipated future results. See the discussion in “Factors That May Affect The Company” and “Forward-Looking Information” and elsewhere in our most recent Form 10-K and in “Forward-Looking Information” and elsewhere in this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     The following table sets forth information in connection with purchases made by, or on behalf of, the Company, of shares of the Company’s common stock during the quarterly period ended March 31, 2006.

			Total Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar
		Average	as Part of	Value)
	Total	Price	Publicly	of Shares that May Yet
	Number of	Paid	Announced	Be Purchased
	Shares	per	Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
January 1, 2006 through January 31, 2006	1,239,500	9.43	1,545,000	$15.0 million
February 1, 2006 through February 28, 2006	—	—	—	$15.0 million
March 1, 2006 through March 31, 2006	—	—	—	$15.0 million
     On October 25, 2005, the Board of Directors authorized a share repurchase program totaling $30 million, effective through September 30, 2007. These purchases may be made from time to time in both open market and private transactions, dependent upon market and other conditions.
Item 6. Exhibits

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer).

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer).

32	Section 1350 Certifications.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTD Group, Inc.
Date: May 10, 2006	By:	/S/ CARRIE A. WOLFE
Carrie A. Wolfe
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer).

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer).

32	Section 1350 Certifications.