Form 10-K
period 2006-06-30
FTD Group, Inc.
filed 2006-09-13
CIK 1283157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☐ NO ☒

As of September 11, 2006, there were 28,334,856 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

Aggregate market value of voting and nonvoting common equity held by non-affiliates on December 31, 2005 was approximately $139,260,328.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A) for the 2006 Annual Meeting of Stockholders, (the “Proxy Statement”) are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III hereof.

PART I

Forward-Looking Information

Unless the context otherwise indicates, as used in this Form 10-K, the term the “Company” refers to FTD Group, Inc. and its consolidated subsidiaries, taken as a whole.

This annual report on Form 10-K contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include statements regarding the Company’s outlook, anticipated revenue growth and profitability; anticipated benefits of its acquisition of Interflora Holdings Limited (“Interflora”), anticipated benefits of investments in new products, programs and offerings and opportunities and trends within both the domestic and international floral businesses, including opportunities to expand these businesses and capitalize on growth opportunities or increase penetration of service offerings. These forward-looking statements are based on management’s current expectations, assumptions, estimates and projections about the Company and the Company’s industry. Investors are cautioned that actual results could materially differ from those contained in any forward-looking statements as a result of: the Company’s ability to acquire and retain FTD and Interflora members and continued recognition by members of the value of the Company’s products and services; the acceptance by members of new or modified service offerings recently introduced; the Company’s ability to sell additional products and services to FTD and Interflora members; the Company’s ability to expand existing marketing partnerships and secure new marketing partners within the domestic and international consumer businesses; the success of the Company’s marketing campaigns; the ability to retain customers and maintain average order value within the domestic and international consumer businesses; the existence of failures in the Company’s computer systems; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company’s ability to manage or reduce its level of expenses within both the domestic and international businesses; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; the Company’s ability to increase capacity and introduce enhancements to its Web sites; the Company’s ability to integrate Interflora and additional partners or acquisitions, if any are identified; and other factors described in this annual report on Form 10-K, including under Item 1A - “Risk Factors,” as well as other potential risks and uncertainties, which are discussed in the Company’s other reports and documents filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to update its forward-looking statements.

Item 1.                        BUSINESS

Overview

FTD Group, Inc., formerly Mercury Man Holdings Corporation, is a Delaware corporation that was formed in 2003 by Green Equity Investors IV, L.P., a private investment fund affiliated with Leonard Green & Partners, L.P., solely for the purpose of acquiring majority ownership of FTD, Inc.

FTD, Inc. is a Delaware corporation that commenced operations in 1994 and includes the operations of its principal operating subsidiary, Florists’ Transworld Delivery, Inc., a Michigan corporation (“FTD” or the “Operating Company”) and its indirect subsidiary Interflora Holdings Limited (“Interflora”).  The operations of FTD include those of its wholly-owned subsidiaries, FTD.COM INC. (“FTD.COM”) and FTD Canada, Inc. (formerly known as Florists’ Transworld Delivery Association of Canada, Ltd.).

Acquisition of Interflora Holdings Limited (Subsequent Event)

On July 31, 2006, the Company completed the acquisition of Interflora Holdings Limited, a U.K. based provider of floral-related products and services to consumers and retail floral locations in the U.K and Ireland. Interflora is a globally recognized brand and utilizes the same Mercury Man logo as the Company. Similar to the business model of the Company, Interflora provides various products and services to its members and also markets flowers directly to consumers in the U.K. through both Interflora’s Web site at www.interflora.co.uk and a toll-free telephone number. Founded in 1923, Interflora was originally operated as an unincorporated association, which incorporated in February 2005. Interflora had approximately 1,800 members as of July 31, 2006. As a result of the Interflora acquisition, the Company also acquired majority control of Interflora, Inc., in which the Company previously had a 33.3% interest. Interflora, Inc. was formed in 1946 and is an international clearinghouse for flowers-by-wire order exchanges between its members. Interflora Inc. is also the owner of the “Interflora” trademark, in respect of which the Company is the exclusive licensee in a number of jurisdictions around the world. See “Trademarks” below. See Note 20 of the Consolidated Financial Statements included herein for additional information regarding the Interflora acquisition.

Sale of Renaissance Greeting Cards Assets

On December 21, 2005, the Company sold substantially all of the assets and certain liabilities of Renaissance Greeting Cards, Inc. (“Renaissance”). See Note 4 of the Consolidated Financial Statements included herein for further detail. Prior to the sale, the operations of Renaissance were included in the florist segment of the consolidated financial statements.

2005 Initial Public Offering (“IPO”)

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

2004 Going Private Transaction with Nectar Merger Corporation, an Affiliate of Leonard Green & Partners, L.P.

On February 24, 2004, the Company completed a going private transaction with an affiliate of Leonard Green & Partners, L.P. (the “2004 Going Private Transaction”). In the transaction, Nectar Merger Corporation, which was a wholly-owned subsidiary of Mercury Man Holdings Corporation, merged with and into FTD, Inc., with FTD, Inc. continuing as the surviving corporation. As a result of the 2004 Going Private Transaction, the Company ceased to have its equity publicly traded and became a wholly-owned subsidiary of Mercury Man Holdings Corporation, an affiliate of Green Equity Investors IV, L.P., a private investment fund affiliated with Leonard Green & Partners, L.P. See Note 3 of the Consolidated Financial Statements included herein for further detail. The results of operations presented herein for all periods prior to the 2004 Going Private Transaction are referred to as the results of operations of the “Predecessor.”  The financial data of the Predecessor and the Company has been combined for fiscal year 2004 and is presented for comparative purposes. The Predecessor ceased operations as of the date of the 2004 Going Private Transaction.

Business

FTD Group, Inc. is a leading provider of floral-related products and services to consumers and retail florists, as well as other retail locations offering floral products, in the U.S. and Canada. The business utilizes the highly recognized FTD brand, supported by the Mercury Man logo, which is displayed in approximately 50,000 floral shops globally. The Company, through fiscal year 2006, conducted its business through two operating segments. The florist segment provides a comprehensive suite of products and services to enable the Company’s network of FTD members to send and deliver floral orders. This suite of products and services is designed to promote revenue growth and enhance the operating efficiencies of FTD members. The consumer segment operates primarily through the www.ftd.com Web site in the U.S. and Canada. As a result of the Company’s same-day delivery capability and broad product selection, the Company’s consumer segment is one of the largest direct marketers of floral arrangements and specialty gifts in the U.S., generating 4.5 million orders from consumers in the fiscal year ended June 30, 2006. As a result of the Interflora acquisition, the Company also now operates in the U.K. and Ireland. As such, beginning in the fiscal year ending June 30, 2007, the Company has begun conducting business through a third operating segment relating to its international operations, which includes the operations of Interflora.

The Company’s business segments are highly complementary, as floral orders generated by the consumer segment are delivered by the network of FTD members. Management believes that the Company’s strong brand name recognition, complementary florist and consumer segments, extensive customer database of floral and specialty gift consumers and network of FTD members provides the Company with significant competitive advantages.

Florist Segment

The florist segment provides a comprehensive suite of products and services to enable FTD members to send and deliver floral orders. The Company provides these services to its network of independent FTD members located primarily in the U.S. and Canada, which includes traditional retail florists as well as other retailers offering floral products. The florist segment is comprised of three sub-segments: Member Services, Mercury Technology and Specialty Wholesaling. For the year ended June 30, 2006, the florist segment generated revenues of $189.4 million, representing 40.7% of the Company’s total revenues for this period.

Member Services.   The Member Services sub-segment is the primary provider of the Company’s suite of business services to FTD members. These services are designed to promote revenue growth and enhance the operating efficiencies of FTD members. Through the Member Services sub-segment, the Company provides FTD members access to the FTD brand and the Mercury Man logo, supported via various advertising campaigns, order clearinghouse services (which eliminate counterparty credit risks between sending and receiving FTD members), a quarterly directory publication of FTD members, credit card processing services, e-commerce Web site development and maintenance, online advertising tools and a 24-hour telephone answering and order-taking service. In addition, the Company provides the Floral Selections Guide, a counter display published by FTD featuring FTD products for all occasions. The Company’s members pay for these services through monthly dues and activity-based fees, such as per order charges. The Company supports the value of FTD membership through its various advertising campaigns, which generate consumer demand for floral orders, thereby increasing the revenues of the FTD members’ retail locations. FTD membership also provides FTD members with a nationally recognized brand, which they can use on a variety of important marketing materials including their store front, direct mail pieces, Web sites and other consumer marketing materials. For the year ended June 30, 2006, the Member Services sub-segment generated revenues representing 61% of the florist segment’s total revenues for this period.

Mercury Technology.   The Mercury Technology sub-segment provides access to the Company’s proprietary Mercury Network, which electronically links the majority of FTD members. The Mercury Technology sub-segment sells and leases basic software and hardware for transmitting and receiving orders, as well as software and hardware that provide full back-end systems to manage a florist’s business. Through these systems, the Mercury Network enables FTD members to electronically transmit orders and send messages to other FTD members, for which the Company receives monthly fees in addition to per-order and per-message fees. For the year ended June 30, 2006, the Mercury Technology sub-segment generated revenues representing 18% of the florist segment’s total revenues for this period.

Specialty Wholesaling.   Through the Specialty Wholesaling sub-segment, the Company acts as a national wholesaler to FTD members, as well as provides products and services to other retail locations offering floral selections. This sub-segment sells FTD-branded and non-branded hard goods and cut flowers as well as greeting cards, packaging, promotional products and a wide variety of other floral-related supplies. During holiday seasons such as Valentine’s Day, Mother’s Day and Christmas, the Company designs specialized floral bouquets with exclusive FTD containers and features these exclusive FTD products in advertising and on the heavily trafficked www.ftd.com Web site. FTD members are then able to display and offer customers these exclusive products. For the year ended June 30, 2006, the Specialty Wholesaling sub-segment generated revenues representing 21% of the florist segment’s total revenues for this period.

Consumer Segment

The consumer segment is an Internet and telephone marketer of flowers and specialty gift items to consumers, operating primarily through the www.ftd.com Web site and the 1-800-SEND-FTD toll-free telephone number. The Company typically offers over 400 floral arrangements and over 800 specialty gift items, which are delivered via common carrier, including boxed flowers, plants, gourmet food gifts, holiday gifts, bath and beauty products, jewelry, wine and gift baskets, dried flowers and stuffed animals.

Consumers place orders at the www.ftd.com Web site or over the telephone, which are then transmitted to florists or third-party specialty gift providers for processing and delivery. The Internet is the primary channel for orders, representing approximately 90% of total order volume during the year ended June 30, 2006. Through its network of FTD members, the Company is able to offer same-day delivery to nearly 100% of U.S. and Canadian populations. Additionally, the consumer segment routes floral orders through an international network of floral retailers enabling next-day delivery in over 150 countries. Through third-party manufacturers and distributors, the Company offers next-day delivery of specialty gift orders throughout the United States. The consumer segment has very low working capital requirements because FTD members and specialty gift providers generally maintain all physical inventory and bear the cost of warehousing and distribution facilities. The consumer segment does not own or operate any retail locations.

For the year ended June 30, 2006, the consumer segment generated revenues of $275.8 million, representing 59.3% of the Company’s total revenues for this period.

International Segment

In fiscal year 2007, the Company has begun conducting business through a third operating segment relating to its international operations, which includes the operations of Interflora. Interflora’s business includes both a florist business and a consumer business. Interflora provides a comprehensive suite of products and services to enable its members to send and deliver floral orders. Interflora is also an Internet and telephone marketer of flowers and specialty gift items to consumers, operating primarily through the www.interflora.co.uk Web site and a toll-free telephone number.

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

The Company generated 18.5%, 23.5%, 27.6% and 30.4% of its total revenue in the quarters ended September 30, December 31, March 31 and June 30 of fiscal year 2006, respectively. The Company’s quarterly revenue and operating results typically exhibit seasonality. For example, revenue and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving, and Christmas, fall within that quarter. In addition, depending on the year, the popular floral holidays of Easter and the U.K. Mother’s Day sometimes fall within the quarter ending March 31 and sometimes fall within the quarter ending June 30.

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

Other registered trademarks and service marks of the Company include “Florists’ Transworld Delivery,” “Mercury” and “Mercury Network.”  The Company also has registered collective trademarks, which are used under license by its members and FTD.COM for floral products and related items. These collective trademarks include “Autumn Splendor,” “Big Hug,” “Birthday Party,” “Chicken Soup,” “Sweet Dreams,” and “Thanks A Bunch.”  In addition, the Company has applied to register certain other trademarks, service marks and collective trademarks in the United States and other countries, and likely will seek to register additional marks, as appropriate. It is possible that some of these applications to register additional marks will not result in registrations.

The Company also uses various marks under license, including the “Interflora” mark, owned by Interflora, Inc., a corporation in which the Company now owns a controlling interest as a result of its recent acquisition of Interflora. The Company is the exclusive licensee to use this mark in North America and South America, as well as Japan, South Korea, the Philippine Islands and Taiwan. In addition, as a result of the Interflora acquisition, an indirect wholly-owned subsidiary of the Company is the exclusive licensee to use the “Interflora” mark in Australia, China, Great Britain, Hong Kong, India, Indonesia, Ireland, New Zealand, Pakistan, South Africa and a number of other countries. However, because of the intellectual property laws of certain of these jurisdictions there may be impediments to exploiting this license.

Competition

The Company competes in the extremely fragmented floral services industry with a large number of wholesalers, service providers and direct marketers of flowers and specialty gifts. The principal competitors of the Company’s consumer segment are 1-800-FLOWERS.COM, Inc. and Provide Commerce, Inc. (“Pro Flowers”), owned by Liberty Media Corporation, which offer similar floral and specialty gift items to consumers through their Web sites and toll-free telephone numbers. Additionally, Teleflora LLC (“Teleflora”) has a presence in the floral direct marketing portion of the consumer segment market. The principal competitor of the Company’s florist segment is Teleflora. FTD and Teleflora are the largest floral service providers in the United States based on membership. Teleflora offers products and services that are comparable to those offered by the Company, and florists may subscribe to both of these competing services. In addition, 1-800-FLOWERS.COM, Inc. operates Bloomlink, a smaller floral wire-service provider.

Employees

At August 31, 2006, the Company employed approximately 745 full-time employees. The Company considers its relations with its employees to be good. None of the Company’s employees are currently covered by a collective bargaining agreement.

Financial Information about Segments

Financial and other information by segment relating to the Company’s operations for the fiscal year ended June 30, 2006, 2005, and the period from February 24, 2004 through June 30, 2004 and relating to the Predecessor’s operations for the period from July 1, 2003 through February 23, 2004 is set forth in Note 19 of the Consolidated Financial Statements included herein.

Available Information

The Company files annual reports, quarterly reports, current reports and other information with the Securities and Exchange Commission (the “SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s Web site at www.sec.gov. In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, the Company will make copies available to the public, free of charge, on or through the investor relations section of its Web site, www.ftd.com. The Web site also includes the Company’s Code of Business Conduct and Ethics, corporate governance guidelines and charters for the audit, compensation and nominating and corporate governance committees of the Board of Directors. The information on the Company’s Web site is not incorporated into, and is not part of, this annual report.

Item 1A.                RISK FACTORS

The following items are risks which may affect the Company. The risks described below are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially and adversely affect the Company’s business, financial condition, results of operations or cash flows.

Market competition among the Company’s existing and potential competitors could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The consumer markets for flowers and specialty gifts are highly competitive and fragmented, and the products the Company offers can be purchased from numerous sources. In the Company’s consumer and international segments, the Company competes with traditional florists and gift retailers, as consumers choose whether to give their business to a traditional florist, specialty gift retailer or a direct marketer. After a consumer has chosen a direct marketer, the Company further competes with other floral and specialty gift direct marketers, including those that use Web sites, toll free telephone numbers and catalogs. The competitors for the consumer segment include direct marketers, such as 1-800-FLOWERS.COM, Inc. and Proflowers.com, owned by Liberty Media Corporation. Additionally, Teleflora has also established a direct marketing service for floral items on its www.teleflora.com Web site.  The competitors for the international segment include Marks & Spencer and Tesco.

Although less fragmented, within the market that provides services and goods to retail floral locations, the Company’s florist segment and international segment also face competition. Management believes that the florist segment and Teleflora are the two largest floral wire-service providers in the U.S. based on membership. Teleflora offers products and services that are comparable to those offered by the Company, and most florists subscribe to one or more of these competing services. In addition, 1-800-FLOWERS.COM, Inc. operates Bloomlink, a smaller floral wire-service provider in the U.S. Management also believes that the international segment and Teleflorist are the two largest floral wire-service providers in the U.K. based on membership. Teleflorist offers some products and services that are comparable to those offered by the Company, however florists may subscribe to one or the other of these competing services, but not both.

Competition in the Internet commerce channel of distribution may intensify, as the nature of the Internet as a marketplace facilitates competitive entry and comparative shopping. Some of the Company’s existing and potential competitors may have significant competitive advantages over the Company, including larger customer bases and greater technical expertise, brand recognition or Internet commerce experience. In addition, some of the Company’s existing and potential competitors may be able to devote significantly greater resources to marketing campaigns, attracting traffic to their Web sites, call centers and system development. They also may be able to respond more quickly and effectively than the Company can to new or changing opportunities, technological developments or customer requirements. In addition, the Company expects competition to continue to increase, particularly in the consumer segment and the consumer portion of the international segment, because there are few barriers to entry into the floral and specialty gift businesses and because of the relative ease with which new Web sites can be developed. Moreover, traditional retailers and other companies engaged in Internet commerce, including Internet portal companies, may seek to become direct marketers of floral products. Increased competition may result in lower revenues due to price reductions, reduced gross margins and loss of market share. The Company cannot provide assurance that it will be able to compete successfully or that competitive pressures will not have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company’s revenues and operating results fluctuate on a seasonal basis and may suffer if revenues during peak seasons do not meet the Company’s expectations.

The Company’s business is seasonal and the Company’s quarterly revenue and operating results typically exhibit seasonality. For example, revenue and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving, and Christmas, fall within that quarter. In addition, depending on the year, the popular floral holidays of Easter and the U.K. Mother’s Day sometimes fall within the quarter ending March 31 and sometimes fall within the quarter ending June 30.

The Company’s operating results may suffer if revenues during its peak seasons do not meet expectations, as the Company may not generate sufficient revenue to offset increased costs incurred in preparation for peak seasons. The Company’s working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth above. Moreover, the operational risks described elsewhere in these risk factors may be significantly exacerbated if the events described therein were to occur during a peak season.

The Company is dependent on its strategic relationships to help promote the Company’s consumer Web sites; failure to establish, maintain or enhance these relationships could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company believes that its strategic relationships with leading Internet portal companies, other online retailers and direct marketers are critical to attract customers, facilitate broad market acceptance of the Company’s products and brands and enhance its sales and marketing capabilities. A failure to maintain existing strategic relationships or to establish additional relationships that generate a significant amount of traffic from other Web sites could limit the growth of the Company’s business. Establishing and maintaining relationships with leading Internet portal companies, other online retailers and direct marketers is competitive and expensive. The Company may not successfully enter into additional strategic relationships. In addition, the Company may not be able to renew existing strategic relationships beyond their current terms or may be required to pay significant fees to maintain and expand those strategic relationships. Further, many Internet portal companies, other online retailers and direct marketers that the Company may approach to establish an advertising presence or with whom it already has an existing relationship may also provide advertising services for the Company’s competitors. As a result, these companies may be reluctant to enter into, maintain or expand a strategic relationship with the Company. The Company’s business, financial condition, results of operations and cash flows may suffer if it fails to enter into new strategic relationships or maintain or expand existing strategic relationships, or if these strategic relationships do not result in traffic on the Company’s web sites sufficient to justify their costs.

In addition, the Company is subject to many risks beyond its control that influence the success or failure of its strategic relationships. For example, traffic to the Company’s consumer Web sites could decrease if the traffic to the Web site of an Internet portal company on which the Company advertises decreases or if the Internet portal companies become direct marketers of floral products. If any of the Internet portal companies, other online retailers or direct marketers with whom the Company has strategic relationships experience financial or operational difficulties that materially and adversely effect their ability to satisfy their obligations under their agreements with the Company, the Company’s business, financial condition, results of operations and cash flows could be materially and adversely affected.

The Company is dependent on third parties who fulfill orders and deliver goods and services to its customers and their failure to provide the Company’s customers with high quality products and customer service may harm the Company’s brand and could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company believes that its success in promoting and enhancing its brand depends on the Company’s success in providing its customers high quality products and a high level of customer service. The Company’s business depends, in part, on the ability of its network of independent FTD and Interflora members and third-party suppliers who fulfill the Company’s orders to do so at high quality levels. The Company works with FTD and Interflora members and third-party suppliers to develop best practices for quality assurance; however, the Company does not directly control or continuously monitor any FTD or Interflora member or third-party supplier. Since the Company does not have constant, direct control over these FTD or Interflora members and third-party suppliers, issues regarding the quality of flowers, as well as interruptions or delays in product fulfillment may be difficult or impossible to remedy in a timely fashion. The failure of the Company’s network of FTD and Interflora members or third-party suppliers to fulfill orders to the Company’s customers’ satisfaction, at an acceptable quality level and within the required timeframe, could cause the Company to lose customers, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Additionally, as the Company depends upon third parties for delivery of goods to its customers, strikes or other service interruptions affecting these shippers could have an adverse effect on the Company’s ability to deliver merchandise on a timely basis. A disruption in any of the Company’s shippers’ ability to deliver its products could cause the Company to lose customers, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company’s success is dependent on the intellectual property that it uses.

The Company regards the “FTD” trademark, the “Mercury Man” logo, the “FTD.COM” and the “Interflora.co.uk” Internet domain names and the other service marks, trademarks, and other intellectual property that it uses in its business as being critical to the Company’s success. Since 1994, the Company and its subsidiaries have applied for the registration of and have been issued trademark registrations for more than 120 trademarks and service marks used in the Company’s business in the U.S. and various foreign countries; however, in some other countries, there are certain pre-existing and potentially conflicting trademark registrations held by third parties. The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures, contractual provisions and license and other agreements with employees, customers and others to protect the Company’s intellectual property rights. In addition, the Company may also rely on the third-party owners of the intellectual property rights it licenses to protect those rights. The Company licenses some of its intellectual property rights, including the Mercury Man logo, to third parties. The steps taken by the Company and those third parties to protect the Company’s intellectual property rights may not be adequate, and other third parties may infringe or misappropriate its intellectual property rights. This could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving.

The Company is also subject to the risk of claims alleging that its business practices infringe on the intellectual property rights of others. These claims could result in lengthy and costly litigation. Moreover, resolution of any such claim against the Company may require the Company or one of its subsidiaries to obtain a license to use the intellectual property rights at issue or possibly to cease using those rights altogether. Any of those events could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Computer systems or telephone services failures could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company currently depends on third parties to develop, host and maintain its consumer Web sites and to provide telephone services for its toll-free telephone numbers. If these third parties experience system failures as a result of failing to adequately maintain their systems or otherwise, the Company would experience interruptions and its customers might not continue to utilize the Company’s services. There can be no assurance that the Company’s resources to maintain the systems that support its consumer Web sites or its toll-free telephone numbers will be sufficient. In addition, the Company owns systems, including the order fulfillment networks, the order processing and customer service systems, which provide communication to the Company’s fulfilling florists and third party suppliers and consumer order services. The Company may experience interruptions in service due to failures by these systems. The continued and uninterrupted performance of the Company’s computer systems is critical to the success of its business strategy. Unanticipated problems affecting those systems could cause interruptions in the Company’s services. Any damage or failure that interrupts or delays operations may dissatisfy customers and could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Significant loss of FTD or Interflora members or a decrease in average revenue per member could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company currently provides a suite of products and services to FTD and Interflora members. If the Company suffers a significant loss of members and/or is not able to maintain or increase the average revenue per member, the Company’s business, financial condition, results of operations and cash flows may be materially and adversely affected.

The Company may be unable to increase capacity or introduce enhancements to its consumer Web sites or its toll-free telephone numbers in a timely manner or without service interruptions.

A key element of the Company’s strategy is to generate a high volume of traffic on its consumer Web sites and its toll-free telephone numbers. However, the Company may not be able to accommodate all of the growth in user demand through its consumer Web sites or through its toll-free telephone numbers. The Company’s inability to add additional hardware and software to upgrade its existing technology or network infrastructure to accommodate in a timely manner increased traffic to its consumer Web sites or increased volume through its toll-free telephone numbers, may cause decreased levels of customer service and satisfaction. Failure to implement new systems effectively or within a reasonable period of time could have a material adverse affect on the Company’s business, financial condition, results of operations and cash flows.

The Company also regularly introduces additional or enhanced features and services to retain current customers and attract new customers to its consumer Web sites. If the Company introduces a feature or a service that is not favorably received, the Company’s current customers may not use its consumer Web sites as frequently, or the Company may not be successful in attracting new customers. The Company may also experience difficulties that could delay or prevent it from introducing new services and features. Furthermore, these new services or features may contain errors that are discovered only after they are introduced. The Company may need to significantly modify the design of these services or features to correct errors. If customers encounter difficulty with or do not accept new services or features, this could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Failure to comply with governmental privacy regulations, governmental enforcement of privacy policy statements and security breaches could harm the Company’s Internet business.

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

Becoming subject to the FTC’s regulatory and enforcement efforts or to those of another governmental authority could have a material adverse effect on the Company’s ability to collect demographic and personal information from users, which, in turn, could have a material adverse effect on its marketing efforts, business, financial condition, results of operations and cash flows. In addition, the adverse publicity regarding the existence or results of an investigation could have an adverse impact on customers’ willingness to use the Company’s Web site and thus could adversely impact the Company’s future revenues.

The Company must also comply with data protection and privacy laws in the United Kingdom, including the Data Protection Act 1998. If the Company or any of the third party services on which it relies fails to transmit customer information and payment details in a secure manner, if they otherwise fail to protect customer privacy in online transactions or if they transfer personal information outside the European Economic Area without complying with certain required conditions, then the Company risks being exposed to civil and criminal liability in the United Kingdom, usually in the form of fines, as well as claims from individuals alleging damages as a result of the alleged non-compliance. The Company may also be required to alter its data practices. Any of the foregoing could have a material adverse effect on its business, financial condition, results of operations and cash flows.

Security on the Internet requires having in place reasonable measures to protect against foreseeable risks and keeping technology and procedures up to date. While the Company’s www.ftd.com Web site uses licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card and debit card numbers, it cannot guarantee that its security measures and procedures will prevent security breaches. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology the Company uses to protect customer transaction data. Since secure transmission of confidential information over the Internet is essential in maintaining consumer confidence in its www.ftd.com Web site, substantial or ongoing security breaches of the Company’s system or other Internet-based systems could significantly harm the Company’s Internet business. While the Company’s www.ftd.com Web site has not experienced any material security breaches, any penetration of network security or other misappropriation of the Company’s users’ personal information could subject the Company to liability. The Company could be held liable for claims based on unauthorized purchases with credit card or debit card information, impersonation or other similar fraud claims. Claims could also be based on other misuses of personal information, such as unauthorized marketing activities. These claims could result in litigation and financial liability. Security breaches could also damage the Company’s reputation and expose the Company to a risk of loss or litigation and possible liability.

The Company may also incur substantial expense to protect against and remedy security breaches and their consequences. A party that is able to circumvent the Company’s security systems could misappropriate proprietary information or cause interruptions in operations. The Company’s insurance policies’ limits may not be adequate to reimburse the Company for losses caused by security breaches.

The Company may be unable to effectively market its international fulfillment capabilities to consumers and a decline in the quality of orders sent abroad could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

As part of its business strategy, the Company intends to continue to market its affiliation with approximately 30,000 florists to consumers who may be interested in sending flowers to a recipient abroad. This international aspect of the Company’s business is subject to the risk of inconsistent quality of merchandise and disruptions or delays in delivery because these foreign florists may not necessarily adhere to the same quality control standards as FTD and Interflora members who fulfill orders. If consumers choose not to place subsequent orders with the Company because they were not satisfied with the results of an order they sent abroad, this could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company’s business could be injured by significant credit card or debit card fraud.

Orders placed through the Company’s consumer Web sites or toll-free telephone numbers typically are paid for using a credit card or debit card. The Company’s revenues and gross margins could decrease if it experienced significant credit card or debit card fraud. Failure to adequately detect and avoid fraudulent credit card or debit card transactions could cause the Company to lose its ability to accept credit cards or debit cards as forms of payment and result in charge-backs of the fraudulently charged amounts. Furthermore, widespread credit card or debit card fraud may lessen the Company’s customers’ willingness to purchase products through the Company’s consumer Web sites or toll-free telephone numbers. As a result, such failure could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company is exposed to the credit risk of FTD and Interflora members.

When an FTD or Interflora member fulfills an order from an originating member, the Company becomes liable to the fulfilling member for payment on the order, even if the Company does not receive payment from the originating member. Accordingly, the Company is exposed to the credit risk of FTD and Interflora members. Although it reserves for this exposure, the Company cannot be sure that the exposure will not be greater than it anticipates. An increase in the exposure, coupled with material instances of default, in the aggregate, could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Slowdowns in general economic activity may detrimentally impact consumer spending on flowers and other products the Company sells which would have an adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company’s business may be sensitive to the business cycle of the national economy. Consumer spending on flowers and specialty gifts may be influenced by general economic conditions and the availability of discretionary income. A decline in general economic conditions may have a material adverse effect on demand for the Company’s products, which could cause sales of the Company’s products to decrease, or result in a shift to lower margin products. There can be no assurances that future economic conditions will be favorable to the floral and specialty gifts markets. A decline in the demand for the Company’s products due to deteriorating economic conditions could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

If the supply of flowers or any other perishable product the Company offers for sale becomes limited, the price of these products could rise or these products may be unavailable, which could result in the Company not being able to meet consumer demand, which could cause an adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

•       severe weather;

•       import duties and quotas;

•       time-consuming import regulations or controls at airports;

•       changes in trading status;

•       economic uncertainties and currency fluctuations;

•       foreign government regulations and political unrest;

•       governmental bans or quarantines; or

•       trade restrictions, including U.S. retaliation against foreign trade practices.

The operating and financial success of the Company’s business is dependent on the financial performance of the retail floral industry.

The operating and financial success of the Company’s business has been and is expected to continue to be dependent on the financial performance of the retail floral industry. There can be no assurance that the retail floral industry will not decline, that consumer preferences for, and purchases of, floral products will not decline, or that retail florist revenues or inter-city floral delivery transactions will not decline in absolute terms. A sustained decline in the sales volume of the retail floral industry could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Future governmental regulation could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company purchases perishable products from suppliers in foreign countries, which subjects it to various federal, state and local government regulations, including regulations imposed by the U.S. Food & Drug Administration, or FDA, the U.S. Department of Labor, Occupational Safety and Health Administration, or OSHA, the U.S. Department of Agriculture, or USDA, and Animal and Plant Health Inspection Service, or APHIS. These agencies, other federal, state or local food regulatory authorities or authorities in jurisdictions outside the United States in which the Company operates may require the Company to make changes to its importation procedures and sales and handling operations. These changes may increase the Company’s cost of operations or the Company may not be able to make the requested governmental changes or obtain any required permits, licenses or approvals in a timely manner, or at all. Failure to make requested changes or to obtain or maintain a required permit, license or approval could cause the Company to incur substantial compliance costs and delay the availability of, or cancel, certain product offerings. In addition, any inquiry or investigation from a regulatory authority could have a negative impact on the Company’s reputation. The occurrence of any of these events could harm the Company’s business and have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Government regulations and legal uncertainties relating to the Internet and online commerce could negatively impact the Company’s Internet business.

Regulations in the jurisdictions in which the Company operates relating to the Internet and online commerce are rapidly evolving. Currently, there are few laws or regulations directly applicable to the Internet or online commerce on the Internet, and the laws governing the Internet that exist remain largely unsettled. New laws and regulations governing the Internet could dampen growth in use of the Internet for commerce. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy is uncertain. The vast majority of those laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not expressly contemplate or address the unique issues presented by the Internet and related technologies. Further, growth and development of online commerce have prompted calls for more stringent consumer protection laws. The adoption or modification of laws or regulations applicable to the Internet could have a material adverse effect on the Company’s Internet operations. The Company is also subject to regulations not specifically related to the Internet, including laws affecting direct marketers and advertisers.

In addition, in the U.S., several telecommunications carriers have requested that the Federal Communications Commission, or FCC, regulate telecommunications over the Internet. Due to the increasing use of the Internet and the burden it has placed on the current telecommunications infrastructure, telephone carriers have requested the FCC to regulate Internet service providers and impose access fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase dramatically, which could have a material adverse effect on the Company’s Internet operations.

International, federal, state and local governments may attempt to impose additional sales and use taxes, value added taxes or other taxes on the business activities conducted by the Company, including its past sales, which could decrease the Company’s ability to compete with traditional retailers, reduce its sales and have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

In accordance with current industry practice by domestic floral and specialty gift direct marketers and the Company’s interpretation of applicable law, the Company collects and remits U.S. sales taxes only with respect to deliveries made in a limited number of states where its online and telephonic sales channels have physical presence. If U.S. states successfully challenge this practice and impose sales and use taxes on orders delivered in states where the Company does not have physical presence, it could incur substantial tax liabilities for past sales and lose sales in the future. In addition, future changes in the operation of the Company’s online and telephonic sales channels could result in the imposition of additional sales and use tax obligations. Moreover, a number of states, as well as the U.S. Congress, have been considering various legislative initiatives that could result in the imposition of additional sales and use taxes on sales over the Internet, which if enacted could require the Company to collect additional sales and use taxes. The imposition of sales or use tax liability for past or future sales could decrease the Company’s ability to compete with traditional retailers and have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

In 1998, the Internet Tax Freedom Act was enacted, which generally placed a three-year moratorium on state and local taxes on Internet access and on multiple or discriminatory state and local taxes on electronic commerce. This moratorium was extended until November 1, 2007. The Company cannot predict whether this moratorium will be extended in the future or whether future legislation will alter the nature of the moratorium. If this moratorium is not extended in its current form, state and local governments could impose additional taxes on Internet-based transactions, and these taxes could decrease the Company’s ability to compete with traditional retailers and could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. Further, if the moratorium is not extended in its current form, state and local governments could impose additional taxes on Internet access. This could result in the reduced use of the Internet as a medium for commerce, which could have a material adverse affect on the Company’s Internet business operations.

In accordance with current industry practice by international floral and specialty gift direct marketers and the Company’s interpretation of applicable law, the Company collects and remits value added taxes on orders placed through the consumer portion of the Interflora business. Future changes in the operation of the Company’s international segment could result in the imposition of additional tax obligations. Moreover, if an international taxing authority challenged the current practice or implements new legislative initiatives additional  taxes on sales over the Internet could be due by the Company. The imposition of an additional tax liability for past or future sales could decrease the Company’s ability to compete with traditional retailers and have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The Company may not successfully integrate future acquisitions, which could have a material adverse effect on its business, financial condition, results of operations and cash flows.

The Company may seek to expand its business through, among other things, acquisitions of other assets and/or businesses. For example, in July 2006, the Company completed its acquisition of Interflora, a U.K. based provider of floral related products and services to consumers and retail floral locations in the U.K. and Ireland. However, the Company cannot assure you that it will succeed in:

•       completing future acquisitions;

•       integrating acquired operations into its existing operations; or

•       expanding into new markets.

In addition, any acquisition by the Company, including its acquisition of Interflora, may have a material and adverse effect on the Company’s operating results, particularly in the fiscal quarters immediately following the completion of these acquisitions as the Company works to integrate its operations with those of the acquired business. Further, once integrated, acquired companies may not achieve levels of revenues, profitability or productivity comparable with those achieved by the Company’s existing operations, or otherwise perform as expected.

During peak periods, the Company utilizes temporary employees and outsourced staff, who may not be as well-trained or committed to its customers as its permanent employees, and their failure to provide the Company’s customers with high quality customer service may cause the Company’s customers not to return, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company depends on its customer service department to respond to its customers should they have questions or problems with their orders. During peak periods, the Company relies on its permanent employees, as well as temporary employees and outsourced staff to respond to customer inquiries. These temporary employees and outsourced staff may not have the same level of commitment to the Company’s customers or be as well trained as its permanent employees. If the Company’s customers are dissatisfied with the quality of the customer service they receive, they may not shop with the Company again, which could have a material adverse effect on its business, financial condition, results of operations and cash flows.

The Company has substantial indebtedness and may incur additional indebtedness, which may restrict its operations and impair the Company’s ability to meet its obligations.

The Company has indebtedness that is substantial in relation to its stockholders’ equity. As of June 30, 2006, the Company and its subsidiaries had $220.1 million of outstanding indebtedness and $217.7 million of stockholders’ equity. For the fiscal year ended June 30, 2006, interest expense totaled $19.4 million related to FTD, Inc.’s 7.75% Senior Subordinated Notes (the “Notes”) and FTD, Inc.’s senior credit facility. In addition, subject to restrictions in the indenture governing the Notes, and restrictions contained in the agreements governing FTD, Inc.’s senior credit facility, the Company and its subsidiaries may incur additional indebtedness.

In July 2006, FTD, Inc. refinanced its existing senior credit facility and entered into a new senior secured credit facility consisting of a $150 million term loan and a $75 million revolving credit facility. The proceeds from the new facility were used to finance the Interflora acquisition and repay the existing senior credit facility. As of July 31, 2006, the Company had approximately $345 million of total outstanding indebtedness.

The degree to which the Company and its subsidiaries are leveraged and have high interest expense may have important consequences, including the following:

•       the Company’s ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, business development efforts and general corporate or other purposes may be impaired;

•       a substantial portion of the Company’s cash flows from operations will be dedicated to the payment of interest and principal on its indebtedness, thereby reducing funds available for other purposes, including  working capital, capital expenditures, acquisitions, business development efforts and general corporate or other purposes;

•       the Company’s operations are restricted by its debt instruments, which contain material financial and operating covenants, and those restrictions may limit, among other things, the Company’s ability to borrow money in the future for working capital, capital expenditures, acquisitions, business development efforts and general corporate or other purposes;

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

The Company’s ability to service its indebtedness and other obligations depends on the Company’s operating performance, which, in turn, is affected by prevailing economic conditions and financial, business and other factors, many of which are beyond its control.

The Company’s ability to service its indebtedness and other obligations depends on its operating performance, which, in turn, is affected by prevailing economic conditions and financial, business and other factors, many of which are beyond its control. The Company’s business may not generate sufficient cash flows, and future financings may not be available to provide sufficient funds, in order to meet these obligations or to successfully execute the Company’s business strategies. As a result, there could be an event of default under the Company’s indebtedness and other obligations, which, in turn, would have a material adverse effect on the Company’s business and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

A portion of the Company’s debt obligations bear interest at variable rates, which makes it vulnerable to increases in interest rates.

Approximately 22.7% (or $50.0 million aggregate principal amount) of the Company’s $220.1 million aggregate principal amount of indebtedness as of June 30, 2006 bore interest at variable rates. In July 2006, FTD, Inc. entered into a new senior secured credit facility consisting of a $150 million term loan and a $75 million revolving credit facility.  Approximately 50.7% (or $174.9 million aggregate principal amount) of the Company’s approximately $345 million aggregate principal amount of indebtedness as of July 31, 2006 bore interest at variable rates. If interest rates increase generally, then the Company may experience material increases in its level of interest expense which, in turn, could adversely affect its results of operations.

Restrictions in FTD, Inc.’s debt instruments limit FTD, Inc.’s ability to take certain actions and breaches thereof could impair the Company’s liquidity.

FTD, Inc.’s senior credit facility and the indenture governing the Notes contain covenants that restrict FTD, Inc.’s ability to, among other things:

•       pay dividends or redeem or repurchase capital stock;

•       incur additional indebtedness and grant liens;

•       make acquisitions and joint venture investments;

•       sell assets; and

•       make capital expenditures.

FTD, Inc.’s senior credit facility also requires FTD, Inc. to comply with financial covenants relating to, among other things, fixed charge coverage and leverage. FTD, Inc. may not be able to satisfy these covenants in the future and the Company may not be able to pursue its strategies within the constraints of these covenants.

FTD, Inc.’s senior credit facility is fully and unconditionally guaranteed on a joint and several basis by the Company and FTD, Inc.’s existing and future, direct and indirect domestic subsidiaries. FTD, Inc.’s senior credit facility and guarantees are secured by first priority security interests in, and mortgages on, substantially all of FTD, Inc.’s and FTD, Inc.’s direct and indirect domestic subsidiaries’ tangible and intangible assets and first priority pledges of all the equity interests owned by the Company in FTD, Inc. and owned by FTD, Inc. in its existing and future direct and indirect domestic subsidiaries and 66% of the equity interests owned by FTD, Inc. in its existing and future non-domestic subsidiaries, including Interflora.

A breach of a covenant contained in the agreements governing the Notes or FTD, Inc.’s senior credit facility could result in an event of default under one or more of these agreements. Such breaches could permit the lenders under FTD, Inc.’s senior credit facility to declare all amounts borrowed thereunder to be due and payable, and the commitments of such lenders to make further extensions of credit could be terminated. In addition, the maturity date of FTD, Inc.’s outstanding Senior Subordinated Notes could be accelerated and all amounts due and owing under such Notes could become due and payable. Either of these actions would materially and adversely impair the Company’s liquidity. In addition, the lenders under the senior credit facility could foreclose on the collateral securing this facility.

The Company’s profitability is subject to foreign currency exchange rate risk.

The Company participates in transactions which are denominated in currencies other than the U.S. dollar. Through fiscal year 2006, the Company was exposed to foreign currency exchange rate risk with respect to the Canadian dollar and the Euro. On July 31, 2006, the Company completed the acquisition of Interflora and, as a result, the Company is now also exposed to foreign currency exchange rate risk with respect to the British pound. Accordingly, the Company’s profitability is subject to foreign currency exchange rate risk. For more information, see “Item 7A, Quantitative and Qualitative Disclosures About Market Risk.”

Green Equity Investors IV, L.P. has significant voting power and may take actions that may not be in the best interest of the Company’s other stockholders.

As of June 30, 2006, Green Equity Investors IV, L.P., and an affiliate, both of which are affiliates of Leonard Green & Partners, L.P., beneficially owned approximately 52.3% of the Company’s outstanding common stock. As a result, Green Equity Investors IV, L.P. has the ability to exert substantial influence over all matters requiring approval by the Company’s stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of the Company’s assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from Green Equity Investors IV, L.P. For example, Green Equity Investors IV, L.P. could delay or prevent an acquisition or merger even if the transaction might be perceived as benefiting other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for the Company’s common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

The Company is a holding company and its access to the cash flows of its subsidiaries is subject to restrictions and the satisfaction of certain financial conditions, some of which are beyond the Company’s control.

The Company is a holding company for its wholly-owned subsidiary, FTD, Inc., and it does not have and may not in the future have any material assets other than the common stock of FTD, Inc. The Company conducts its operations through FTD, Inc. The Company’s available cash will depend upon the cash flows of FTD, Inc. and the ability of FTD, Inc. to make funds available to the Company in the form of loans, dividends or otherwise. The indenture governing the Notes and FTD, Inc.’s senior credit facility each impose substantial restrictions on FTD, Inc.’s ability to pay dividends to the Company and any payment of dividends is subject to the satisfaction of certain financial conditions. However, the ability of FTD, Inc. and its subsidiaries to comply with these conditions may be affected by events that are beyond the Company’s control. The Company expects any future borrowings by FTD, Inc. to contain similar restrictions or prohibitions on the payment of dividends by FTD, Inc. and its subsidiaries to the Company.

Item 1B.               UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2006 that remain unresolved.

Item 2.                        PROPERTIES

The Company’s principal executive offices, consisting of approximately 120,000 square feet of office space, are owned by the Company and are located in Downers Grove, Illinois. In addition, the Company leases office space in Saint-Sauveur, Quebec, and internal call center locations in Centerbrook, Connecticut; Medford, Oregon; and Sherwood, Arkansas. Subsequent to the sale of Renaissance in December 2005, the Company remained the lessee of the Sanford, Maine location, but currently subleases the space to the current Renaissance owner.

In addition, in connection with the Company’s July 2006 acquisition of Interflora, the Company acquired Interflora’s corporate office in Sleaford, England and assumed Interflora’s lease of a call center facility in Nottingham, England.

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

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2006.

PART II

Item 5.                        MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market for Common Stock

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

	High	Low
Fiscal Year Ended June 30, 2006
Fourth Quarter	$13.93	$9.53
Third Quarter	$10.45	$9.02
Second Quarter	$11.34	$10.20
First Quarter	$12.11	$9.95
Fiscal Year Ended June 30, 2005
Fourth Quarter	$12.14	$10.39
Third Quarter (from February 9, 2005 through March 31, 2005)	$13.95	$11.86

As of June 30, 2006, there were 18 holders of record of Common Stock. The holders of the Common Stock are entitled to one vote per share.

The Company has not paid any cash dividends on its common stock since its inception. Any future determination as to the payment of dividends will be at the discretion of the Board and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions and such other factors as the Board deems relevant.

Equity Compensation Plan Information

The information required by this item will be set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement related to the Company’s 2006 annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Issuer Purchases of Equity Securities

On October 25, 2005, the Company’s Board of Directors authorized a share repurchase program totaling $30 million, effective through September 30, 2007. These purchases may be made from time to time in both open market and private transactions, dependent upon market and other conditions. The Company may repurchase shares pursuant to a 10b5-1 plan, which would generally permit the Company to repurchase shares at times when it might otherwise be prevented from doing so under U.S. federal securities laws.

Through March 31, 2006, the Company repurchased 1.5 million shares of common stock for $15.0 million. There were no purchases made by, or on behalf of, the Company, of shares of the Company’s common stock during the fourth quarter of the year ended June 30, 2006.

Item 6.                        SELECTED FINANCIAL DATA

The following table sets forth the Predecessor’s selected historical data for the 2002 and 2003 fiscal years and the period from July 1, 2003 through February 23, 2004 and the Company’s selected historical data for the period from February 24, 2004 through June 30, 2004 and the 2005 and 2006 fiscal years. The selected historical statement of operations data for the 2002 and 2003 fiscal years, the periods from July 1, 2003 through February 23, 2004 and from February 24, 2004 through June 30, 2004 and for the 2005 and 2006 fiscal years and balance sheet data for the 2002 through 2006 fiscal years was derived from the Predecessor’s and the Company’s audited consolidated financial statements. The financial data is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. Certain amounts in the Predecessor’s fiscal year 2002 financial statements have been reclassified to conform to the current year presentation. Amounts below are presented in thousands, except for per share information.

				Predecessor Basis of Accounting(1)
			Period from	Period from
	Fiscal year	Fiscal year	February 24,	July 1, 2003
	ended	ended	2004	through		Fiscal year
	June 30,	June 30,	through	February 23,		ended June 30,
	2006	2005	June 30, 2004	2004		2003		2002
Statement of Operations:
Total revenues	$465,133	$437,795	$151,381	$245,679		$363,343		$325,266
Costs of goods sold and services provided	262,774	248,017	88,424	138,057		203,905		177,328
Gross profit	202,359	189,778	62,957	107,622		159,438		147,938
Selling, general and administrative expenses	141,303	150,132 (2)	49,939 (3)	106,921	(4)	122,639		127,280	(5)
Income from operations	61,056	39,646	13,018	701		36,799		20,658
Interest expense, net	18,525	19,817	9,228	510		1,409		2,304
Interest expense on preferred stock subject to mandatory redemption	—	34,732	6,689	—		—		—
Other (income) expense, net	(398)	(390)	63	(1,105	)(6)	10,728	(7)	1,096	(8)
Income tax expense	17,386	8,087	1,535	2,898		15,373		6,718
Minority interest(9)	—	—	—	—		—		2,525
Net income (loss)	$25,543	$(22,600)	$(4,497)	$(1,602)		$9,289		$8,015
Net income (loss) per share—basic	$0.89	$(1.15)	$(0.34)
Net income (loss) per share—diluted	$0.86	$(1.15)	$(0.34)
Other Data:
Consumer segment orders	4,508	4,073	1,517	2,063		3,166		2,579
Consumer segment revenues	$275,773	$247,108	$88,296	$128,507		$190,958		$154,069
Florist segment revenues	$189,360	$190,687	$63,085	$117,172		$172,385		$171,197

				Predecessor Basis of Accounting(1)
	As of June 30,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Working capital (deficit)(10)	$(33,785)	$(23,096)	$(13,195)	$(24,113)	$(16,727)
Total assets	$570,737	$571,314	$579,888	$204,371	$231,901
Long-term debt, including current portion	$220,117	$239,080	$259,788	$6,500	$47,000
Preferred stock subject to mandatory redemption	$—	$—	$152,079	$—	$—
Total equity	$217,736	$205,747	$35,462	$122,323	$114,217

          (1)  The financial data for periods prior to February 24, 2004 are presented for comparative purposes and consist of the financial data of the Predecessor (“Predecessor Basis of Accounting”).

          (2)  During the year ended June 30, 2005, the Company recorded costs of $13.9 million related to the management services agreement with Leonard Green & Partners, L.P., which included $12.5 million related to the termination of the management services agreement, as a component of selling, general and administrative expenses.

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

          (5)  During the year ended June 30, 2002, the Predecessor recorded the following as a component of selling, general and administrative expenses:

•        Compensation expense of $8.7 million related to bonus payments paid to executive officers, in addition to related employer payroll taxes, in connection with the 2002 merger between the Predecessor and FTD.COM (the “2002 Merger”).

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

          (6)  During the period from July 1, 2003 through February 23, 2004, the Predecessor recorded as a component of other expense, net, a gain of $1.5 million as a result of a settlement with the insurance carrier that maintained a policy covering FTD and its directors and officers. In addition, the Company entered into the Senior Secured Credit Facility (the “2004 Credit Agreement”). As a result of entering into the 2004 Credit Agreement, unamortized deferred financing costs associated with the then existing debt were expensed by the Predecessor, resulting in a net loss on extinguishment of debt of $0.4 million, which was included in other expense, net.

          (7)  In fiscal year 2003, the Predecessor recorded as a component of other expense, net, a charge of $11.0 million related to the recording of a liability associated with the settlement of the consolidated shareholder class action litigation related to the Predecessor’s 2002 Merger, including administrative costs.

          (8)  In September 2001, the Predecessor entered into a credit agreement (the “2001 Credit Agreement”). As a result of entering into the 2001 Credit Agreement, unamortized deferred financing costs associated with the then existing debt were expensed, resulting in a net loss on extinguishment of debt of $0.6 million, which was included in other expense, net.

          (9)  In fiscal year 2002, minority interest represents the minority’s interest in FTD.COM through the date of the Predecessor’s 2002 Merger.

    (10)  Working capital (deficit) represents total current assets (excluding cash and cash equivalents) less current liabilities (excluding the current portion of long term debt).

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial data contained in Item 7 includes the accounts of the Company subsequent to the 2004 Going Private Transaction and also includes the accounts of the Predecessor prior to the 2004 Going Private Transaction. The financial data of the Predecessor and the Company have been combined for fiscal year 2004 and is presented for comparative purposes. The Predecessor ceased operations as of February 23, 2004.

The following discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Information” and under Item 1A—“Risk Factors”.

Overview

FTD Group, Inc. is a leading provider of floral-related products and services to consumers and retail florists, as well as other retail locations offering floral products, in the U.S. and Canada. The business utilizes the highly recognized FTD brand, supported by the Mercury Man logo, which is displayed in approximately 50,000 floral shops globally. Throughout fiscal year 2006, the Company conducted its business through two operating segments, the consumer segment and the florist segment. In fiscal year 2007, the Company has begun conducting business through a third operating segment relating to its international operations, which will include the operations of Interflora.

Consumer Segment.   The consumer segment is comprised of FTD.COM, an Internet and telephone marketer of flowers and specialty gifts, which sells products directly to consumers primarily through the www.ftd.com Web site and the 1-800-SEND-FTD toll-free telephone number. FTD.COM offers same day delivery of floral orders to nearly 100% of the U.S. and Canadian populations. The majority of orders are fulfilled by the Company’s network of FTD members who adhere to FTD.COM’s quality and service standards. FTD.COM typically offers over 400 floral arrangements and over 800 specialty gift items, which are delivered via common carrier, including boxed flowers, plants, gourmet food gifts, holiday gifts, bath and beauty products, jewelry, wine and gift baskets, dried flowers and stuffed animals.

Florist Segment.   The florist segment includes revenue associated with the services and products provided to FTD members. The following table sets forth the percentage of revenue in each category of the florist segment:

			Period from	Period from
			February 24, 2004	July 1, 2003
	Year Ended June 30,		through	through
	2006	2005	June 30, 2004	February 23, 2004
				Predecessor
Member Services	61%	60%	58%	59%
Mercury Technology	18%	16%	15%	14%
Specialty Wholesaling	21%	24%	27%	27%
Total Florist Segment revenue	100%	100%	100%	100%

Key Industry Trends.   The Company believes key trends in the floral retail market include the increasing role of floral direct marketers, particularly those marketing floral products over the Internet, which has resulted in increased orders for delivery placed through floral direct marketers versus traditional retail florists, the advent of retail consumer companies that deliver boxed flowers via common carrier with no involvement of retail florists and the increased presence of supermarkets and mass merchants, which has reduced the cash and carry floral business for the traditional retail florist. Each of these trends are addressed through the florist segment and consumer segment business strategies.

Business Strategy.   The Company plans to continue to expand the product and service offerings of the florist segment, while improving sales and service capabilities, with the objective of improving product penetration and maintaining or growing the number of FTD members. The Company is currently pursuing opportunities to expand its presence in a number of channels that have not historically represented a meaningful portion of the Company’s revenues, such as the supermarket channel and other mass market channels.

The Company plans to continue to direct consumers to the Company’s www.ftd.com Web site for their floral and specialty gift purchasing needs, as processing orders over the Internet is a profitable order generating vehicle for the Company and an efficient and convenient ordering method for the consumer. The Company also plans to pursue growth in additional specialty gift categories and refinement of its existing categories, as management believes that the Company’s marketing expertise and brand strength allows the business to attract a wide range of quality specialty gift manufacturers. Additionally, management believes that lower-priced floral products are a growing segment of the market and, accordingly, the Company plans to continue refining its offerings in this area to meet consumer demand. The Company’s network of FTD members enables it to offer same day delivery for many of these products, which management believes is a competitive advantage over certain of the Company’s competitors who primarily offer delivery on a next day basis through common carrier.

The Company has also begun to pursue international opportunities in the floral retail and the floral direct marketing markets. On July 31, 2006, the Company completed the acquisition of Interflora Holdings Limited. Interflora is a globally recognized brand and utilizes the same Mercury Man logo as the Company. Similar to the business model of the Company, Interflora provides various products and services to its members and also markets flowers directly to consumers in the U.K. through both Interflora’s Web site at www.interflora.co.uk and a toll-free telephone number. Founded in 1923, Interflora originally operated as an unincorporated association, which was incorporated in February 2005. Interflora had approximately 1,800 members as of July 31, 2006. As a result of the Interflora acquisition, the Company also acquired majority control of Interflora, Inc., in which the Company previously had a 33.3% interest prior to the Interflora acquisition. Interflora, Inc. was formed in 1946 and is an international clearinghouse for flowers-by-wire order exchanges between its members. Interflora, Inc. is also the owner of the “Interflora” trademark, in respect of which the Company is the exclusive licensee in a number of jurisdictions around the world. See “Trademarks” above. See Note 20 of the Consolidated Financial Statements included herein for additional information on the Interflora acquisition.

In addition to funding working capital needs and capital expenditures, the Company plans to use available cash generated from operations to service and reduce its indebtedness and may repurchase shares of its Common Stock pursuant to its share repurchase program, which expires on September 30, 2007. See “—Liquidity and Capital Resources.”

Year ended June 30, 2006 compared to year ended June 30, 2005

Total revenues

	Year Ended	Year Ended
	June 30, 2006	June 30, 2005	% Change
	(in thousands)
Florist segment	$189,360	$190,687	(0.7%)
Consumer segment	275,773	247,108	11.6%
Total revenues	$465,133	$437,795	6.2%

Revenues increased by $27.3 million, or 6.2%, to $465.1 million for the year ended June 30, 2006, compared to revenues for the year ended June 30, 2005 of $437.8 million. There were no revenues related to corporate activities.

Management believes a key metric in driving revenues for the florist segment is the number of FTD members that use or purchase services and products provided by the florist segment, which is partially driven by membership. Membership as of June 30, 2006 and 2005 was approximately 18,900 and 19,700 FTD members, respectively. Average membership for the years ended June 30, 2006 and 2005 was approximately 19,400 and 19,900 FTD members, respectively. Revenues for the florist segment decreased by $1.3 million, or 0.7% to $189.4 million for the year ended June 30, 2006, compared to revenues for the year ended June 30, 2005 of $190.7 million. The reduction in membership did not result in a material decline in revenues in the florist segment. The decline in revenues was primarily due to the December 2005 sale of Renaissance, which contributed $5.5 million of revenues in the last half of fiscal year 2005, in addition to lower sales resulting from a reduction of unprofitable specialty wholesaling products. This decrease was partially offset by an increase in Florists’ Online revenues, fresh flower sales and technology system sales.

Management believes a key metric in driving revenues for the consumer segment is order volume. The growth in order volume was the primary factor for the $28.7 million, or 11.6% increase in revenues for the consumer segment to $275.8 million for the year ended June 30, 2006 compared to $247.1 million for the year ended June 30, 2005. Order volume increased 10.7% to 4.5 million orders for the year ended June 30, 2006, from 4.1 million orders for the year ended June 30, 2005. Partially contributing to the increase in order volume were sales of specialty gifts, which comprised 38.3% of total order volume for the year ended June 30, 2006, compared to 28.8% for the year ended June 30, 2005. Internet orders were 90.1% of total orders for the year ended June 30, 2006, compared to 87.2% for the year ended June 30, 2005. Average order value in fiscal year 2006 was $60.38 compared to $60.67 in fiscal year 2005. Additionally, the Company began a new initiative in the second quarter of fiscal year 2006, which generated $3.6 million of advertising revenue for the fiscal year.

Total costs of goods sold and services provided

	Year Ended	Year Ended
	June 30, 2006	June 30, 2005	% Change
	(in thousands)
Florist segment	$59,990	$62,025	(3.3%)
Consumer segment	200,549	183,692	9.2%
Corporate	2,235	2,300	(2.8%)
Total costs of goods sold and services provided	$262,774	$248,017	5.9%

Costs of goods sold and services provided increased by $14.8 million, or 5.9%, to $262.8 million for the year ended June 30, 2006, compared to cost of goods sold and services provided for the year ended June 30, 2005 of $248.0 million. Total gross margin for the year ended June 30, 2006 was 43.5%, compared to 43.4% for the year ended June 30, 2005.

Costs of goods sold and services provided associated with the florist segment decreased by $2.0 million, or 3.3%, to $60.0 million for the year ended June 30, 2006, compared to $62.0 million for the year ended June 30, 2005. Gross margin for the florist segment increased to 68.3% for the year ended June 30, 2006, compared to 67.5% for the year ended June 30, 2005, partially due to the decreased cost of goods sold resulting from the elimination of certain unprofitable specialty wholesaling products.

Costs of goods sold and services provided associated with the consumer segment increased by $16.9 million, or 9.2%, to $200.5 million for the year ended June 30, 2006, compared to $183.7 million for the year ended June 30, 2005. Gross margin for the consumer segment increased to 27.3% for the year ended June 30, 2006, compared to 25.7% for the year ended June 30, 2005, primarily due to an increase in specialty gift orders and the addition of advertising revenue.

Costs of goods sold and services provided related to corporate activities remained relatively consistent at $2.2 million for the year ended June 30, 2006, compared to $2.3 million for year ended June 30, 2005. These costs were related to the development and maintenance of internal corporate technology platforms supporting the florist and consumer segments.

Advertising and selling costs

	Year Ended	Year Ended
	June 30, 2006	June 30, 2005	% Change
	(in thousands)
Florist segment	$53,200	$56,319	(5.5%)
Consumer segment	35,921	29,080	23.5%
Total advertising and selling costs	$89,121	$85,399	4.4%

Advertising and selling costs increased by $3.7 million, or 4.4%, to $89.1 million for the year ended June 30, 2006, compared to advertising and selling costs for the year ended June 30, 2005 of $85.4 million. There were no advertising and selling costs related to corporate activities.

Advertising and selling costs associated with the florist segment decreased by $3.1 million, or 5.5%, to $53.2 million for the year ended June 30, 2006, compared to $56.3 million for the year ended June 30, 2005. This decrease was primarily due to the sale of Renaissance during the second quarter of fiscal year 2006, a decrease in national advertising expense and a decrease in rebates, which are earned by FTD members under a customer incentive program, partially offset by an increase in technology selling expenses due to the increase in headcount of the Company’s technology sales force.

Advertising and selling costs associated with the consumer segment increased by $6.8 million, or 23.5%, to $35.9 million for the year ended June 30, 2006, compared to $29.1 million for the year ended June 30, 2005. This increase in advertising and selling costs was primarily due to an increase in online advertising costs due to an increase in average cost per order and an increase in order volume. Contributing to the increase in cost per order was increased competition for key words in search-oriented advertising.

General and administrative costs and management fees

	Year Ended	Year Ended
	June 30, 2006	June 30, 2005	% Change
	(in thousands)
Florist segment	$6,591	$10,161	(35.1%)
Consumer segment	19,917	17,081	16.6%
Corporate	25,674	37,491	(31.5%)
Total general and administrative costs and management fees	$52,182	$64,733	(19.4%)

General and administrative costs and management fees decreased by $12.6 million, or 19.4%, to $52.2 million for the year ended June 30, 2006, compared to $64.7 million for the year ended June 30, 2005.

General and administrative costs associated with the florist segment decreased by $3.6 million, or 35.1%, to $6.6 million for the year ended June 30, 2006, compared to $10.2 million for the year ended June 30, 2005. The decrease in general and administrative costs for the florist segment was primarily due to the $1.0 million gain recognized in the current fiscal year and lower general and administrative costs, both related to the sale of Renaissance in the second quarter of fiscal year 2006, a reduction in depreciation expense as certain assets of the florist business have become fully depreciated, and the $1.6 million gain related to the settlement of the class action lawsuit entitled In Re: Visacheck/Mastermoney Antitrust Litigation in the fourth quarter of fiscal year 2006.

General and administrative costs associated with the consumer segment increased by $2.8 million, or 16.6%, to $19.9 million for the year ended June 30, 2006, compared to $17.1 million for the year ended June 30, 2005. The increase in general and administrative costs for the consumer segment was primarily due to increased customer service costs, primarily related to an increase in order volume, an increase in technology costs, primarily related to an increase in amortization expense and an increase in merchandising costs primarily related to an increase in headcount.

Corporate general and administrative costs and management fees decreased by $11.8 million, or 31.5%, to $25.7 million for the year ended June 30, 2006, compared to $37.5 million for the year ended June 30, 2005. There were no management fees payable during the year ended June 30, 2006. The decrease in corporate general and administrative costs and management fees is primarily related to a decrease in expense related to a management services agreement with Leonard Green & Partners, L.P. of $13.9 million, which included a $12.5 million fee for the termination of the management services agreement which occurred during the quarter ended March 31, 2005. This was partially offset by a gain recorded in the prior year related to the reimbursement of defense costs from the Company’s insurance carrier related to the lawsuit with Teleflora LLC, an increase in public company costs since the IPO and an increase in compensation costs due to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.

Other income and expenses

	Year Ended	Year Ended
	June 30, 2006	June 30, 2005	% Change
	(in thousands)
Interest income	$(924)	$(649)	42.4%
Interest expense	19,449	20,466	(5.0%)
Interest expense and prepayment fees on shares subject to mandatory redemption	—	34,732	(100.0%)
Other income, net	(398)	(390)	2.1%
Total other (income) and expenses	$18,127	$54,159	(66.5%)

Interest income increased $0.3 million, to $0.9 million for the year ended June 30, 2006, compared to $0.6 million for the year ended June 30, 2005. The increase was primarily due to increased cash balances during the year ended June 30, 2006.

Interest expense decreased $1.1 million, to $19.4 million for the year ended June 30, 2006, compared to $20.5 million for the year ended June 30, 2005. The decrease was due to a lower amount of outstanding indebtedness during 2006 and a prepayment penalty which was incurred during the quarter ended March 31, 2005 in connection with the redemption of FTD’s 7.75% Senior Subordinated Notes due 2014. This reduction in interest expense was partially offset by higher interest rates.

Interest expense and prepayment fees related to the preferred stock was $34.7 million for the year ended June 30, 2005. The Company’s preferred stock was redeemed in full using the proceeds from the IPO and as such, there is no interest expense or prepayment fees on shares subject to mandatory redemption for the year ended June 30, 2006.

Other income, net was $0.4 million of income for the years ended June 30, 2006 and 2005. The income was primarily due to foreign currency exchange gains.

Year ended June 30, 2005 compared to year ended June 30, 2004 (combined)

Total revenues

		Period from	Period from
		February 24, 2004	July 1, 2003
	Year Ended	through	through	Year Ended
	June 30, 2005	June 30, 2004	February 23, 2004	June 30, 2004	% Change
			Predecessor	Combined
	(in thousands)
Florist segment	$190,687	$63,085	$117,172	$180,257	5.8%
Consumer segment	247,108	88,296	128,507	216,803	14.0%
Total revenues	$437,795	$151,381	$245,679	$397,060	10.3%

Revenues increased by $40.7 million, or 10.3%, to $437.8 million for the year ended June 30, 2005, compared to combined revenues for the year ended June 30, 2004 of $397.1 million, which included revenues of $151.4 million for the period from February 24, 2004 through June 30, 2004 and $245.7 million for the period from July 1, 2003 through February 23, 2004. There was no revenue related to corporate activities.

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

Management believes a key metric in driving revenues in the consumer segment is order volume. The growth in order volume was the primary factor for the increase in revenues for the consumer segment of $30.3 million, or 14.0%, to $247.1 million for the year ended June 30, 2005 compared to $216.8 million for the combined year ended June 30, 2004, which included $88.3 million for the period from February 24, 2004 through June 30, 2004 and $128.5 million for the period from July 1, 2003 through February 23, 2004. Order volume increased 13.8% to 4.1 million orders for the year ended June 30, 2005, from 3.6 million orders for the year ended June 30, 2004. Partially contributing to the increase in order volume were sales of specialty gifts, which comprised 28.8% of total order volume for the year ended June 30, 2005, compared to 25.4% for the year ended June 30, 2004. Internet orders were 87.2% of total orders for the year ended June 30, 2005, compared to 83.6% for the year ended June 30, 2004. Average order value in fiscal year 2005 was $60.67, which was consistent with average order value of $60.57 in fiscal year 2004.

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

Costs of goods sold and services provided increased by $21.5 million, or 9.5%, to $248.0 million for the year ended June 30, 2005, compared to combined costs of goods sold and services provided for the year ended June 20, 2004 of $226.5 million, which included costs of goods sold and services provided of $88.4 million for the period from February 24, 2004 through June 30, 2004 and $138.1 million for the period from July 1, 2003 through February 23, 2004. Total gross margin for the year ended June 30, 2005 was 43.4%, compared to 43.0% for the year ended June 30, 2004.

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

Costs of goods sold and services provided associated with the consumer segment increased by $20.4 million, or 12.5%, to $183.7 million for the year ended June 30, 2005, compared to $163.3 million for the combined year ended June 30, 2004, which included $66.7 million for the period from February 24, 2004 through June 30, 2004 and $96.6 million for the period from July 1, 2003 through February 23, 2004. Gross margin for the consumer segment increased to 25.7% for the year ended June 30, 2005, compared to 24.7% for the combined year ended June 30, 2004, primarily due to an increase in revenue related to an increase in service fees.

Costs of goods sold and services provided related to corporate activities remained consistent for the year ended June 30, 2005, compared to the combined year ended June 30, 2004. These costs are related to the development and maintenance of internal corporate technology platforms supporting the florist and consumer segments.

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

Corporate general and administrative costs and management fees decreased by $14.0 million, or 27.2%, to $37.5 million for the year ended June 30, 2005, compared to $51.5 million for the combined year ended June 30, 2004, which included $11.8 million for the period from February 24, 2004 through June 30, 2004 and $39.7 million for the period from July 1, 2003 through February 23, 2004. The decrease in corporate general and administrative costs and management fees is primarily due to $23.4 million of costs incurred during the prior year related to the 2004 Going Private Transaction, $3.3 million of severance related costs incurred in the prior year and again recorded in fiscal year 2005 related to the reimbursement of defense costs from the Company’s insurance carrier related to a lawsuit with Teleflora LLC, partially offset by expense related to a management services agreement with Leonard Green & Partners, L.P. of $13.9 million, which included a $12.5 million fee for the termination of the management services agreement which occurred during fiscal year 2005.

Other income and expenses

		Period from	Period from
		February 24, 2004	July 1, 2003
	Year Ended	through	through	Year Ended
	June 30, 2005	June 30, 2004	February 23, 2004	June 30, 2004
			Predecessor	Combined	% Change
	(in thousands)
Interest income	$(649)	$(137)	$(22)	$(159)	NM
Interest expense	20,466	9,365	532	9,897	106.8%
Interest expense and prepayment fees on shares subject to mandatory redemption	34,732	6,689	—	6,689	NM
Other expense (income), net	(390)	63	(1,105)	(1,042)	(62.6)%
Total other (income) and expenses	$54,159	$15,980	$(595)	$15,385	NM

Interest income increased $0.4 million, to $0.6 million for the year ended June 30, 2005, compared to $0.2 million for the combined year ended June 30, 2004, which included $137,000 for the period from February 24, 2004 through June 30, 2004 and $22,000 for the period from July 1, 2003 through February 23, 2004. The increase is primarily due to interest earned on a portion of the proceeds from the IPO, which were held for a period of time prior to the repurchase of the preferred stock. The preferred stock was issued in connection with the 2004 Going Private Transaction and was repurchased in full using the proceeds from the initial public offering.

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

Other expense (income), net was $0.4 million of income for the year ended June 30, 2005, compared to $1.0 million of income for the combined year ended June 30, 2004, which included $63,000 of expense for the period from February 24, 2004 through June 30, 2004 and $1.1 million of income for the period from July 1, 2003 through February 23, 2004. The income in the current year is primarily due to foreign currency exchange gains. The combined income in the prior year is primarily related to the $1.5 million gain related to the receipt of insurance proceeds related to the consolidated shareholder class action litigation associated with the Predecessor’s 2002 merger with FTD.COM, partially offset by the $0.4 million write-off of unamortized deferred financing costs associated with the then existing debt.

Liquidity and Capital Resources

Cash and cash equivalents increased by $2.1 million to $11.0 million at June 30, 2006 from $8.9 million at June 30, 2005.

Net cash provided by operating activities was $40.6 million for the year ended June 30, 2006 and $35.0 million for the year ended June 30, 2005. Net cash provided by operating activities continues to be a primary source of funds to finance operating needs and capital expenditures, repay indebtedness and make other strategic investments, such as share repurchases.

Net cash used in investing activities was $5.3 million for the year ended June 30, 2006, which consisted of $8.8 million related to capital expenditures for depreciable fixed assets, such as furniture and equipment, of $3.9 million and capital expenditures for amortizable intangibles, such as costs related to the development and implementation of internal use software and other technology costs, of $4.9 million., offset by $3.5 million of proceeds from the sale of Renaissance.

Net cash used in investing activities was $14.1 million for the year ended June 30, 2005, which consisted of $8.5 million related to the acquisition of certain assets of The Flower Concierge, Inc., capital expenditures for depreciable fixed assets, such as furniture and equipment, of $1.5 million and capital expenditures for amortizable intangibles, such as costs related to the development and implementation of internal use software and other technology costs, of $4.1 million.

Net cash used in financing activities was $33.6 million for the year ended June 30, 2006, which consisted principally of $19.0 million of long-term debt repayments made during the period, consisting of $1.3 million in scheduled principal repayments and $17.7 million of voluntary repayments, and $15.0 million used for the purchase of the Company’s common stock pursuant to the Company’s stock repurchase program.

Net cash used in financing activities was $14.7 million for the year ended June 30, 2005, which primarily consisted of $192.2 million in net proceeds from the issuance of common stock related to the IPO and related underwriters’ overallotment option, partially offset by $186.8 million for the repurchase of preferred stock, which was paid in full using the proceeds from the IPO and the redemption of $4.9 million of the Notes on April 15, 2005. In addition, the Company repaid $15.8 million in long-term debt during the period, consisting of $0.8 million in scheduled principal repayments and voluntary repayments of $15.0 million.

The Company’s principal sources of liquidity are cash from operations and funds available for borrowing under FTD, Inc.’s July 2006 senior secured credit facility (the “2006 Credit Agreement”) which replaced the 2004 senior secured credit facility (the “2004 Credit Agreement”) and provides for aggregate borrowings of up to $225 million, consisting of a seven-year $150.0 million term loan and a six-year $75.0 million revolving credit facility. The 2004 Credit Agreement originally provided for aggregate borrowings of up to $135.0 million which consisted of a five-year $50.0 million revolving credit facility and a seven-year $85.0 million term loan, which was used in connection with the 2004 Going Private Transaction. As of June 30, 2006, the balance of the term loan under the 2004 Credit Agreement was $50.0 million. The remaining portion of the 2004 Credit Agreement revolving credit facility was available as a letter of credit sub-facility and as a swing-line facility. Borrowings under the revolving credit facility were used to finance working capital, capital expenditures, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs. The revolving credit facility included $1.4 million in letters of credit outstanding and had availability of $48.6 million at June 30, 2006.

The 2004 Credit Agreement included covenants which, among other things, required that as of June 30, 2006, FTD, Inc. maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments) to consolidated interest expense, a fixed charge coverage ratio and a leverage ratio. FTD, Inc. was in compliance with all debt covenants as of June 30, 2006. The debt covenant ratios are detailed below:

	Required Ratio	Actual Ratio
	as of June 30, 2006	as of June 30, 2006
Interest Expense Coverage	2.30 minimum	3.71
Fixed Charge Coverage	1.50 minimum	2.44
Leverage	4.85 maximum	3.07

Debt covenant targets were adjusted quarterly in accordance with the terms of the 2004 Credit Agreement.

In July 2006, the Company entered into the 2006 Credit Agreement, which was subsequently amended and restated in August 2006. The proceeds from the new facility were used to finance the Interflora acquisition and repay the balances due under the 2004 Credit Agreement. The 2006 Credit Agreement contains covenants similar to those in the 2004 Credit Agreement, including fixed charge coverage and leverage ratios. Upon the closing of the Interflora acquisition, the Company had approximately $50 million available for borrowing under the 2006 Credit Agreement.

In addition to its debt service obligations, the Company’s remaining liquidity requirements are primarily for working capital needs and capital expenditures. The Company believes, based on current circumstances, that its existing and future cash flows from operations, together with borrowings under the 2006 Credit Agreement, will be sufficient to fund its working capital needs, capital expenditures and to make interest and principal payments as they become due under the terms of the long-term debt indebtedness for the foreseeable future.

On October 25, 2005, the Company’s Board of Directors authorized a share repurchase program totaling $30 million, effective through September 30, 2007. These purchases may be made from time to time in both open market and private transactions, dependent upon market and other conditions. The Company may repurchase shares pursuant to a 10b5-1 plan, which would generally permit the Company to repurchase shares at times when it might otherwise be prevented from doing so under U.S. federal securities laws.

Summary Disclosures About Contractual Obligations and Commercial Commitments

The Company leases various office facilities, a warehouse and equipment under non-cancelable operating leases. In addition, the Company has entered into agreements for services related to credit card processing, advertising and technology. The following tables reflect a summary of the Company’s contractual cash obligations and other commercial commitments at June 30, 2006 (in thousands):

Payments Due by Period

		Less Than	1 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years
Long-term debt(1)	$220,117	$1,125	$3,000	$3,000	$212,992
Interest on the Notes	105,472	13,184	26,368	26,368	39,552
Operating leases	4,399	1,231	1,416	1,078	674
Estimated future benefit payments—retiree medical plan	1,265	140	255	250	620
Credit card processing	2,160	1,080	1,080	—	—
Advertising and promotional items	46	46	—	—	—
Technology and telecommunications	5,974	5,262	712	—	—
Purchase obligations(2)	5,579	5,579	—	—	—
Estimated pension contribution	585	585	—	—	—
Total contractual cash obligations	$345,597	$28,232	$32,831	$30,696	$253,838

(1)          Under the 2004 Credit Agreement and the Notes, the maturity of outstanding debt could be accelerated if FTD, Inc. does not maintain certain financial and operating covenants.

(2)          Purchase obligations include inventory items, assuming transactions are carried to contractual term and do not reflect cancellations within the Company’s control; such cancellations could result in amounts owed being less than those reflected above.

		Expiration Per Period
	Total Amounts	Less Than	1 to 3	4 to 5	After 5
Other Commercial Commitments:	Committed	1 Year	Years	Years	Years
Letters of credit	$1,395	$1,395	$—	$—	$—

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

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, include its more significant judgments and estimates used in preparation of its consolidated financial statements.

See Note 1 of the Consolidated Financial Statements included herein for a detailed discussion of these and other accounting policies.

Revenue Recognition

Revenues generated by the florist segment of the Company for processing floral and specialty gift orders through the clearinghouse are recorded in the month the orders are delivered. Revenues for other services related to the processing of such orders (including equipment rentals and transmission charges) are recorded in the period the service is provided. Sales of floral—related supplies are recorded when the products are shipped. Revenues relating to publications are recognized ratably over the period in which the publications are issued. Revenues associated with FTD Florists’ Online Web site hosting and advertising services, and Flowers All Hours are recorded in the period the service is provided. Cash rebates which are earned by florists under a customer incentive program in conjunction with a credit card clearing service offered by the Company are classified as contra-revenue, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

In addition, the Company also sells computer equipment and software to FTD members. The Company follows the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition,” With Respect to Certain Transactions. SOP 97-2 requires revenue earned on software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, post-contract customer support, installation and training) to be allocated to each element based on the relative fair values of the elements. The Company recognizes revenue from hardware products which are sold without a software component, at the time of shipment. The Company recognizes revenue from software products which are sold, the related hardware on which the software is loaded and installation and training revenues when all required elements have been delivered. For systems that are being leased, the Company recognizes hardware and software revenue ratably over the period of the lease agreement. Support revenue is recognized over the period the support services are provided.

The Company’s consumer segment generally recognizes 100% of the order value as revenue and recognizes the associated costs of goods sold and services provided when the order is fulfilled. The Company’s consumer segment recognizes revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because it bears the risks and benefits associated with the revenue-generating activities by: (1) acting as a principal in the transaction; (2) establishing prices; (3) being responsible for fulfillment of the order; (4) taking the risk of loss for collection, delivery and returns; and (5) marketing its products, among other things. If the relative amounts of risks and rewards borne by FTD.COM associated with processing floral and specialty gift orders were to change in the future, FTD.COM’s reporting policy related to revenue recognition and costs of goods sold and services provided could change. In addition, the Company recognized advertising revenue in the period the service is provided.

Allowance for Doubtful Accounts

In the normal course of business, the Company extends credit to its customers after performing credit evaluations of its customers. Credit limits are adjusted based upon payment history and the customer’s credit-worthiness, as determined by the Company’s review of current credit information. The Company monitors collections and payments from its customers and maintains a provision for estimated losses based upon historical experience and specific customer collection issues that it has identified. The Company utilizes external third party collection efforts and litigation when reasonable internal collection efforts have been exhausted. Trade receivables are written off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that the Company will continue to experience the same credit loss rates as in the past. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for doubtful accounts may be required. The allowance for doubtful accounts was $4.4 million and $2.5 million at June 30, 2006 and 2005, respectively.

Inventory

The Company’s inventory generally consists of finished goods and is stated at the lower of cost or market value. Inventory is valued using the weighted average cost method. The Company’s management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on recent selling prices, the age of inventory and forecasts of product demand by aging category or by product. A significant increase in the demand for the Company’s products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, the Company’s estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory. Product demand is impacted by promotional incentives offered by the Company and customer preferences, among other things. In the future, if the Company’s inventory is determined to be overvalued, it would be required to recognize such costs in cost of goods sold at the time of such determination. Therefore, although the Company’s management seeks to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of inventory and the Company’s reported operating results. The reserves for excess and obsolete inventory were $0.9 million and $2.6 million as of June 30, 2006 and 2005, respectively.

Goodwill and Intangibles

The Company reviews goodwill and indefinite-lived intangibles for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount of goodwill or indefinite-lived intangibles may not be recoverable. The Company utilizes a third-party independent valuation firm to assist in performing the necessary valuations to be used in the impairment testing. These valuations are based on market capitalization, discounted cash flow analysis or a combination of both methodologies. The assumptions used in the valuations include expectations regarding future operating performance, discount rates, control premiums and other factors which are subjective in nature. Actual cash flows from operations could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions. Should estimates differ materially from actual results, the Company may be required to record impairment charges in the future.

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

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating the impact the adoption of FIN 48 will have on the Company’s consolidated financial statements.

In March 2006, the FASB issued Emerging Issues Task Force 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) (“EITF 06-3”) that clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-3 is effective for the first interim reporting period beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of EITF 06-3 will have on the Company’s notes to the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 applies to all voluntary changes in accounting principles as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in Accounting Principles Board Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principles in the income statement in the period of change and, instead, requires changes in accounting principles to be retrospectively applied. Retrospective application requires the new accounting principle to be applied as if the change occurred at the beginning of the first period presented by modifying periods previously reported, if an estimate of the prior period impact is practicable and estimable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006. The Company does not expect the impact of the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact the adoption of SFAS 155 will have on the Company’s consolidated financial statements.

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

Related Party Transactions

For the period from July 1, 2003 to February 23, 2004, the Predecessor incurred expenses of $1.3 million, related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc., which were stockholders or affiliates of the Predecessor. The

Predecessor’s management consulting services agreement with these parties required payments aggregating $2.0 million for the fiscal year plus reimbursement of reasonable out-of-pocket expenses. The management consulting services agreement with the above listed parties terminated upon the consummation of the 2004 Going Private Transaction.

In connection with the 2004 Going Private Transaction, FTD, Inc. entered into a management services agreement with Leonard Green & Partners, L.P., whereby Leonard Green & Partners, L.P. provided management, consulting and financial planning services in exchange for an annual management fee of $2.0 million, payable in equal monthly installments commencing in March 2004. This agreement was terminated in February 2005 in connection with the IPO, in consideration of a lump sum payment of $12.5 million by FTD, Inc. to Leonard Green & Partners L.P., in accordance with the management services agreement. There were no management fees payable during the year ended June 30, 2006. For the year ended June 30, 2005, the Company incurred expenses, including the termination fee, of $13.9 million, related to the management services agreement. For the period from February 24, 2004 through June 30, 2004, the Company incurred expenses of $0.7 million, related to the management services agreement.

In addition, the management service agreement provided for the payment to Leonard Green & Partners, L.P. of customary fees for services provided in connection with major transactions, reimbursement for reasonable out-of-pocket expenses and a closing fee of $7.0 million, which was paid upon consummation of the 2004 Going Private Transaction.

There were no related party transactions during the year ended June 30, 2006.

Quarterly Financial Information (Unaudited)
(In thousands, except per share amounts)

	First	Second	Third	Fourth	Fiscal
Fiscal Year Ended June 30, 2006	Quarter	Quarter	Quarter	Quarter	Year
Total revenues	$85,868	$109,186	$128,585	141,494	$465,133
Gross profit	40,011	48,063	54,622	59,663	202,359
Income from operations	10,432	14,704	16,832	19,088	61,056
Net income	$3,426	$5,901	$7,422	$8,794	$25,543
Net income per common share—basic	$0.12	$0.20	$0.26	$0.31	$0.89
Net income per common share—diluted	$0.11	$0.19	$0.26	$0.30	$0.86

	First	Second	Third	Fourth	Fiscal
Fiscal Year Ended June 30, 2005	Quarter	Quarter	Quarter	Quarter	Year
Total revenues	$82,071	$108,254	$124,892	$122,578	$437,795
Gross profit	37,001	48,564	52,652	51,561	189,778
Income from operations	7,920	14,389	3,493	13,844	39,646
Net income (loss)	$(3,147)	$756	$(25,585)	$5,376	$(22,600)
Net income (loss) per common share—basic	$(0.24)	$0.06	$(1.14)	$0.18	$(1.15)
Net income (loss) per common share—diluted	$(0.24)	$0.06	$(1.14)	$0.18	$(1.15)

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to interest rate risk is primarily the result of borrowings under its bank credit facilities. At June 30, 2006, $50.0 million of debt was outstanding under the 2004 Credit Agreement and is subject to variable interest rates. Borrowings under the 2004 Credit Agreement are secured by first priority security interests in, and mortgages on, substantially all of the Company’s tangible and intangible assets. The Company’s results of operations are affected by changes in market interest rates on these borrowings. A one percent (1%) increase in the variable interest rate would result in additional annual interest expense of $0.5 million.

In July 2006, FTD, Inc. refinanced its existing senior credit facility and entered into a new senior secured credit facility consisting of a $150 million term loan and a $75 million revolving credit facility. Approximately 50.7% (or $174.9 million aggregate principal amount) of the Company’s approximately $345 million aggregate principal amount of indebtedness as of July 31, 2006 bore interest at variable rates. A one percent (1%) increase in the variable interest rate on the debt that was refinanced in July 2006, would result in additional annual interest expense of approximately $1.7 million.

Through fiscal year 2006, the Company was exposed to foreign currency exchange rate risk with respect to the Canadian dollar and the Euro. The resulting foreign currency exchange adjustments are included in the other comprehensive income (loss) caption on the consolidated statements of operations and comprehensive income and were not material for the years ended June 30, 2006 and 2005 or for the period from February 24, 2004 through June 30, 2004 or for the Predecessor’s period from July 1, 2003 through February 23, 2004. The Company’s transactions denominated in Canadian dollars and Euros are not material to the Company’s consolidated financial statements. As of June 30, 2006, the Company had not entered into derivative financial instruments as hedges against foreign currency fluctuations.

On July 31, 2006, the Company completed the acquisition of Interflora and, as a result, the Company is now also exposed to foreign currency exchange rate risk with respect to the British Pound. The Company entered into forward exchange contracts in the amount of £61.8 million to hedge the acquisition price.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required by this item are set forth on pages F-1 through F-38 of this Form 10-K and the related schedules are set forth on pages F-39 through F-43 of this Form 10-K.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and the Chief Financial Officer of FTD Group, Inc. have concluded that FTD Group, Inc.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by FTD Group, Inc. in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes those policies and procedures that:

(i)            pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions of the Company and dispositions of the Company’s assets;

(ii)        provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of management and/or the Company’s board of directors;

(iii)    provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of Company assets that could have a material effect on the Company’s financial statements.

Due to its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. Rather, the Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

Ernst & Young, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued its reports, included herein, (1) on management’s assessment of the effectiveness of our internal control over financial reporting and (2) on the effectiveness of the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page 40.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FTD Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that FTD Group, Inc. maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FTD Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that FTD Group, Inc. maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, FTD Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of June 30, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2006 and the period from inception (February 24, 2004) through June 30, 2004 for FTD Group Inc. and subsidiaries and the period from July 1, 2003 through February 23, 2004 for the Predecessor and our report dated September 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
September 8, 2006

Item 9B.               OTHER INFORMATION

Not applicable.

Part III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth under the caption “Election of Directors” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers of the Company will be set forth under the caption “Executive Officers” in the Proxy Statement and is incorporated herein by reference. Information required by Item 405 of Regulation S-K will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

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

FTD Group, Inc.
By:	/S/ MICHAEL J. SOENEN
	Name:	Michael J. Soenen
	Title:	President and Chief Executive Officer
	Date:	September 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. SOENEN	President and Chief Executive Officer,	September 12, 2006
Michael J. Soenen	Director (principal executive officer)
/s/ PETER J. NOLAN	Director, Chairman of the Board of Directors	September 12, 2006
Peter J. Nolan
/s/ ROBERT S. APATOFF	Director	September 12, 2006
Robert S. Apatoff
/s/ ADAM M. ARON	Director	September 12, 2006
Adam M. Aron
/s/ JOHN M. BAUMER	Director	September 12, 2006
John M. Baumer
/s/ WILLIAM J. CHARDAVOYNE	Director	September 12, 2006
William J. Chardavoyne
/s/ TIMOTHY J. FLYNN	Director	September 12, 2006
Timothy J. Flynn
/s/ TED C. NARK	Director	September 12, 2006
Ted C. Nark

/s/ THOMAS M. WHITE	Director	September 12, 2006
Thomas M. White
/s/ CARRIE A. WOLFE	Director and Principal Accounting Officer	September 12, 2006
Carrie A. Wolfe
/s/ BECKY A. SHEEHAN	Chief Financial Officer	September 12, 2006
Becky A. Sheehan	(principal financial officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of June 30, 2006 and 2005	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2006 and 2005, for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004

F-4

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2006 and 2005, for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004

F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2006 and 2005, for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004

F-6
Notes to Consolidated Financial Statements	F-7
Schedule I—Condensed Financial Information of FTD Group, Inc. (Parent Company Only)	F-39
Schedule II—Valuation and Qualifying Accounts	F-43

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FTD Group, Inc.

We have audited the accompanying consolidated balance sheets of FTD Group, Inc. and subsidiaries (the Company) as of June 30, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows of the Company for each of the two years in the period ended June 30, 2006 and for the period from inception (February 24, 2004) through June 30, 2004 and of the Predecessor for the period from July 1, 2003 through February 23, 2004. Our audits also included the financial statement schedules listed in Item 15(a). These financial statements and schedules are the responsibility of the management of the Company and its Predecessor. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2006 and the period from inception (February 24, 2004) through June 30, 2004 for the Company and the period from July 1, 2003 through February 23, 2004 for the Predecessor, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FTD Group, Inc.’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois September 8, 2006

FTD GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2006	June 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$10,954	$8,890
Accounts receivable, less allowance for doubtful accounts of $4,437 at June 30, 2006 and $2,521 at June 30, 2005	26,044	23,419
Inventories, net	3,542	6,495
Deferred income taxes	2,695	2,550
Prepaid expenses and other current assets	3,290	7,782
Total current assets	46,525	49,136
Property and equipment:
Land and improvements	1,380	1,380
Building and improvements	15,611	14,291
Computer equipment	4,931	3,345
Furniture and equipment	3,343	2,814
Total	25,265	21,830
Less accumulated depreciation	6,051	3,790
Property and equipment, net	19,214	18,040
Other assets:
Deferred financing fees, net	6,848	8,527
Computer software, net	10,577	11,010
Other noncurrent assets	14,557	8,985
Other intangible assets, less accumulated amortization of $5,993 at June 30, 2006 and $3,393 at June 30, 2005	14,780	17,380
Trademark	121,577	121,577
Goodwill	336,659	336,659
Total other assets	504,998	504,138
Total assets	$570,737	$571,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,273	$41,498
Customer deposits	4,519	5,143
Unearned income	1,909	2,522
Accrued interest	4,924	4,993
Accrued compensation	4,521	4,128
Other accrued liabilities	8,210	5,058
Current maturities of long-term debt	1,125	1,633
Total current liabilities	70,481	64,975
Senior secured credit facility	48,875	67,330
Senior subordinated notes	170,117	170,117
Post-retirement benefits and accrued pension obligations	2,368	2,856
Deferred income taxes	61,160	60,289
Stockholders’ equity:
Common stock: $0.01 par value, 75,000,000 shares authorized; 29,482,182 and 29,451,791shares issued and outstanding as of June 30, 2006 and 2005, respectively	295	295
Additional paid-in capital	233,362	232,759
Accumulated deficit	(1,554)	(27,097)
Accumulated other comprehensive income (loss)	200	(210)
Treasury stock, at cost, 1,504,480 shares as of June 30, 2006	(14,567)	—
Total stockholders’ equity	217,736	205,747
Total liabilities and stockholders’ equity	$570,737	$571,314

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME  (LOSS)
(In thousands, except per share amounts)

				Predecessor
			Period from	Period from
			February 24, 2004	July 1, 2003
	Year Ended	Year Ended	through	through
	June 30, 2006	June 30, 2005	June 30, 2004	February 23, 2004
Revenues:
Products	$278,464	$265,329	$105,665	$164,512
Services	186,669	172,466	45,716	81,167
Total revenues	465,133	437,795	151,381	245,679
Costs of Goods Sold and Services Provided:
Products	242,155	228,263	81,929	125,216
Services	20,619	19,754	6,495	12,841
Total costs of goods sold and services provided	262,774	248,017	88,424	138,057
Gross Profit:
Products	36,309	37,066	23,736	39,296
Services	166,050	152,712	39,221	68,326
Total gross profit	202,359	189,778	62,957	107,622
Operating Expenses:
Advertising and selling	89,121	85,399	29,712	50,241
General and administrative	52,182	50,836	19,560	55,380
Management fees	—	13,897	667	1,300
Total operating expenses	141,303	150,132	49,939	106,921
Income from operations	61,056	39,646	13,018	701
Other Income and Expenses:
Interest income	(924)	(649)	(137)	(22)
Interest expense	19,449	20,466	9,365	532
Interest expense and prepayment fees on shares subject to mandatory redemption	—	34,732	6,689	—
Other (income) expense, net	(398)	(390)	63	(1,105)
Total other income and expenses	18,127	54,159	15,980	(595)
Income (loss) before income tax	42,929	(14,513)	(2,962)	1,296
Income tax expense	17,386	8,087	1,535	2,898
Net income (loss)	$25,543	$(22,600)	$(4,497)	$(1,602)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	223	156	(41)	38
Minimum pension liability adjustment, net of income tax expense (benefit) of $124 and ($217) for years ended June 30, 2006 and 2005, respectively	187	(325)	—	—
Comprehensive income (loss)	$25,953	$(22,769)	$(4,538)	$(1,564)
Net income (loss) per Common Share—basic	$0.89	$(1.15)	$(0.34)
Net income (loss) per Common Share—diluted	$0.86	$(1.15)	$(0.34)
Weighted Average Common Shares Outstanding:
Basic	28,736	19,722	13,334
Diluted	29,779	19,722	13,334

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Predecessor					Retained
			Class A		Class B		Additional	earnings
	common stock		common stock		common stock		Paid-in	(accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit)
Balance at June 30, 2003	—	$ —	15,517	$ 155	2,112	$ 1	$ 148,840	$ (7,086)
Net loss	—	—	—	—	—	—	—	(1,602)
Deferred compensation expense	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Issuance of stock previously held in treasury	—	—	—	—	—	—	1	—
Issuance of stock previously held in treasury for class action suit	—	—	—	—	—	—	1,417	—
Forfeiture of restricted stock	—	—	(10)	—	—	—	(159)	—
Conversion of Class B common stock to Class A common stock	—	—	48	—	(48)	—	—	—
Balance at February 23, 2004	—	—	15,555	155	2,064	1	150,099	(8,688)
2004 Going Private Transaction (see Note 3)	13,333	133	(15,555)	(155)	(2,064)	(1)	(110,232)	8,688
Net loss	—	—	—	—	—	—	—	(4,497)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Balance at June 30, 2004	13,333	133	—	—	—	—	39,867	(4,497)
Net loss	—	—	—	—	—	—	—	(22,600)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Minimum pension liability adjustment	—	—	—	—	—	—	—	—
Management share purchase	276	3	—	—	—	—	824	—
Initial Public Offering (see Note 2)	15,408	154	—	—	—	—	186,797	—
Exercise of overallotment	435	5	—	—	—	—	5,271	—
Balance at June 30, 2005	29,452	295	—	—	—	—	232,759	(27,097)
Net income	—	—	—	—	—	—	—	25,543
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Minimum pension liability adjustment	—	—	—	—	—	—	—	—
Repurchase of stock	—	—	—	—	—	—	—	—
Adjustment to Initial Public Offering (see Note 2)	—	—	—	—	—	—	(22)	—
Stock based compensation expense	—	—	—	—	—	—	625	—
Exercise of stock options, including tax benefit of $220	30	—	—	—	—	—	—	—
Balance at June 30, 2006	29,482	$295	—	$ —	—	$—	$ 233,362	$ (1,554)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FTD GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In thousands)

	Foreign
	Currency	Minimum	Unamortized			Treasury Stock		Total
	Translation	Pension	restricted	Treasury Stock		(Predecessor)		stockholders’
	Adjustments	Liability	stock	Shares	Amount	Shares	Amount	equity
Balance at June 30, 2003	$ 78	$(699)	$(250)	—	$ —	(1,239)	$(18,716)	$122,323
Net loss	—	—	—	—	—	—	—	(1,602)
Deferred compensation expense	—	—	51	—	—	—	—	51
Foreign currency translation adjustment	38	—	—	—	—	—	—	38
Issuance of stock previously held in treasury	—	—	(30)	—	—	4	61	32
Issuance of stock previously held in treasury for class action suit	—	—	—	—	—	139	2,021	3,438
Forfeiture of restricted stock	—	—	159	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	—	—	—
Balance at February 23, 2004	116	(699)	(70)	—	—	(1,096)	(16,634)	124,280
2004 Going Private Transaction (see Note 3)	(116)	699	70	—	—	1,096	16,634	(84,280)
Net loss	—	—	—	—	—	—	—	(4,497)
Foreign currency translation adjustment	(41)	—	—	—	—	—	—	(41)
Balance at June 30, 2004	(41)	—	—	—	—	—	—	35,462
Net loss	—	—	—	—	—	—	—	(22,600)
Foreign currency translation adjustment	156	—	—	—	—	—	—	156
Minimum pension liability adjustment	—	(325)	—	—	—	—	—	(325)
Management share purchase	—	—	—	—	—	—	—	827
Initial Public Offering (see Note 2)	—	—	—	—	—	—	—	186,951
Exercise of overallotment	—	—	—	—	—	—	—	5,276
Balance at June 30, 2005	115	(325)	—	—	—	—	—	205,747
Net income	—	—	—	—	—	—	—	25,543
Foreign currency translation adjustment	223	—	—	—	—	—	—	223
Minimum pension liability adjustment	—	187	—	—	—	—	—	187
Repurchase of stock	—	—	—	(1,545)	(14,999)	—	—	(14,999)
Adjustment to Initial Public Offering (see Note 2)	—	—	—	—	—	—	—	(22)
Stock based compensation expense	—	—	—	—	—	—	—	625
Exercise of stock options, including tax benefit of $220	—	—	—	41	432	—	—	432
Balance at June 30, 2006	$ 338	$(138)	$ —	(1,504)	$(14,567)	—	$ —	$217,736

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FTD GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

				Predecessor
			Period from	Period from
			February 24, 2004	July 1, 2003
			through	through
	2006	2005	June 30, 2004	February 23, 2004
Cash flows from operating activities:
Net income (loss)	$25,543	$(22,600)	$(4,497)	$(1,602)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,214	5,113	1,958	4,103
Amortization	6,247	5,386	1,780	1,274
Interest expense and prepayment fees on mandatorily redeemable shares	—	34,732	6,689	—
Gain from sale of business and related transaction	(961)	—	—	—
Stock-based compensation	625	—	—	51
Amortization and write off of deferred financing costs	1,679	1,934	440	600
Provision for doubtful accounts	3,436	4,250	1,132	2,103
Deferred income taxes	726	4,438	(287)	(518)
Increase (decrease) in cash due to changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,430)	(2,953)	1,049	(10,728)
Inventories	581	2,897	565	(1,289)
Prepaid expenses and other	4,083	3,400	743	(6,168)
Other noncurrent assets	(4,129)	258	22	123
Accounts payable	4,225	187	(17,532)	21,213
Other accrued liabilities, unearned income, and customer deposits	1,808	(2,015)	6,423	(131)
Net cash provided by (used in) operating activities	40,647	35,027	(1,515)	9,031
Cash flows from investing activities:
Capital expenditures	(8,754)	(5,604)	(1,579)	(4,169)
Proceeds from sale of business	3,500	—	—	—
Acquisition	—	(8,472)	—	—
Going private transaction with Nectar Merger Corporation	—	—	(421,049)	—
Restricted cash	—	—	(7,261)	—
Net cash used in investing activities	(5,254)	(14,076)	(429,889)	(4,169)
Cash flows from financing activities:
Repayments of long-term debt	(18,963)	(20,708)	(212)	—
Purchase of company stock	(14,999)	—	—	—
Tax effect of stock option benefit	220	—	—	—
Proceeds from exercise of stock options	212	—	—	—
Net proceeds from the issuance of common stock	(22)	192,227	—	—
Repurchase of preferred stock	—	(186,811)	—	—
Capital contribution—common stock	—	827	39,064	—
Capital contribution—preferred stock	—	—	145,390	—
Deferred financing costs	—	(243)	(10,659)	—
Proceeds from the issuance of long-term debt	—	—	260,000	—
Net proceeds from (repayments of) revolving credit facility	—	—	—	(6,500)
Issuance of treasury stock	—	—	—	32
Net cash provided by (used in) financing activities	(33,552)	(14,708)	433,583	(6,468)
Effect of foreign exchange rate changes on cash	223	156	(41)	38
Net increase (decrease) in cash and cash equivalents	2,064	6,399	2,138	(1,568)
Cash and cash equivalents at beginning of period	8,890	2,491	353	1,921
Cash and cash equivalents at end of period	$10,954	$8,890	$2,491	$353
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$17,838	$18,624	$3,395	$360
Income taxes	$10,610	$36	$3,324	$7,238
Supplemental non-cash disclosure:
Notes receivable associated with the sale of Renaissance	$1,805

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of the Business

FTD Group, Inc. is a leading provider of floral-related products and services to consumers and retail florists, as well as other retail locations offering floral products, in the U.S. and Canada. The business utilizes the highly recognized FTD brand, supported by the Mercury Man logo, which is displayed in approximately 50,000 floral shops globally. The Company conducts its business through two operating segments. The consumer segment, primarily through the www.ftd.com Web site and the 1-800-SEND-FTD toll-free telephone number, offers same-day delivery of floral orders to nearly 100% of the U.S. and Canadian populations. As a result of the Company’s same-day delivery capability and broad product selection, the Company’s consumer segment is one of the largest direct marketers of floral arrangements and specialty gifts in the U.S., generating 4.5 million consumer orders in the fiscal year ended June 30, 2006. The florist segment provides a comprehensive suite of products and services to enable the Company’s network of FTD members to send and deliver floral orders. This suite of products and services is designed to promote revenue growth and enhance the operating efficiencies of FTD members.

Principles of Consolidation

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

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

On December 21, 2005, the Company sold substantially all of the assets and certain liabilities of Renaissance Greeting Cards, Inc. (“Renaissance”). See Note 4 for further detail. Prior to the sale, the operations of Renaissance were included in the florist segment of the consolidated financial statements.

All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all cash and investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, customer deposits, unearned income and other accrued liabilities approximate fair value due to the short-term maturities of these financial instruments. At June 30, 2006, the carrying amount of long-term debt, including the current portion, was $220.1 million, which was comprised of the $170.1 million of 7.75% Senior Subordinated Notes (the “Notes”) and $50.0 million in borrowings under the Senior Secured Credit Facility (the “2004 Credit Agreement”). The estimated fair value at June 30, 2006 of the long-term debt, including the current portion was $217.6 million, which was comprised of $167.6 million related to the Notes and $50.0 million in borrowings under the 2004 Credit Agreement. The estimated fair value of the Notes is based on quoted market prices for such Notes as of June 30, 2006.

Allowance for Doubtful Accounts

The Company’s management must make estimates of accounts receivable that will not be collected. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s credit-worthiness, as determined by the Company’s review of current credit information. In certain circumstances the Company may require deposits from its customers. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated losses based upon historical experience and specific customer collection issues that it has identified. The Company’s policy for determining past due balances is based on when the original billing was incurred. Trade receivables are written off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that the Company will continue to experience the same credit loss rates as in the past. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for doubtful accounts may be required. In fiscal years 2006 and 2005, no individual customer comprised 10% or more of the Company’s consolidated revenues. The allowance for doubtful accounts was $4.4 million and $2.5 million at June 30, 2006 and 2005, respectively.

Inventories

The Company’s inventory consists of finished goods and is stated at the lower of cost or market value. Inventory is valued using the weighted average cost method. The Company’s management regularly

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on recent selling prices, the age of inventory and forecasts of product demand by aging category or by product. Product demand is impacted by promotional incentives offered by the Company and customer preferences, among other things. The Company records a charge to the costs of goods sold to reduce the carrying value of inventory to net realizable value. The reserves for excess and obsolete inventory were $0.9 million and $2.6 million as of June 30, 2006 and 2005, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. The useful lives range from five to thirty years for building and improvements, three to five years for computer equipment and two to ten years for furniture and equipment.

Software to be Sold, Leased, or Marketed

The Company follows the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 requires that all costs relating to the purchase or internal development and production of computer software products to be sold, leased or otherwise marketed be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company capitalizes all eligible computer software costs incurred once technological feasibility is established. The Company amortizes these costs using the greater of the straight-line method over a period of three to five years or the revenue method prescribed by SFAS No. 86.

The costs are recorded as computer software on the Consolidated Balance Sheets as of June 30, 2006 and 2005. At June 30, 2006 and 2005, the net book value of capitalized computer software costs related to the purchase or internal development and production of computer software product to be sold, leased or otherwise marketed was $3.0 million and $4.1 million, respectively, including projects in process. During the years ended June 30, 2006 and 2005, the period from February 24, 2004 through June 30, 2004, and the period from July 1, 2003 through February 23, 2004, $2.8 million, $2.0 million, $0.4 million, and $0.8 million, respectively, was charged to expense related to the amortization of these capitalized computer software costs.

Internal Use Software

The Company has adopted the provisions of AICPA Statement of Position (“SOP”) 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use and Emerging Issues Task Force (“EITF”) Consensus No. 00-02, Accounting for Web Site Development Costs. Accordingly, certain costs incurred in the planning and evaluation stage of internal-use computer software, including Web site development costs, are expensed as incurred. Costs incurred during the application development stage are capitalized. Capitalized internal use software costs generally are amortized over the expected economic life of three to five years using the straight-line method. At June 30, 2006 and 2005, the net book value of capitalized internal use software costs of $7.6 million and $6.9 million, respectively, was included in computer software on the Consolidated Balance Sheets, including projects in process. During the years ended June 30, 2006 and 2005, the period from February 24, 2004 through June 30, 2004, and the period from July 1, 2003

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

through February 23, 2004, amortization expense related to internal use software was $3.5 million, $2.2 million, $1.0 million, and $1.5 million, respectively.

Goodwill and Other Intangibles

The Company reviews goodwill and indefinite-lived intangibles for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount of goodwill or indefinite-lived intangibles may not be recoverable. The Company utilizes a third-party independent valuation firm to assist in performing the necessary valuations to be used in the impairment testing. These valuations are based on market capitalization, discounted cash flow analysis or a combination of both methodologies. The assumptions used in the valuations include expectations regarding future operating performance, discount rates, control premiums and other factors which are subjective in nature. Actual cash flows from operations could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions. Should estimates differ materially from actual results, the Company may be required to record impairment charges in the future. The Company defines its reporting units as its reportable operating segments.

Indefinite-lived intangibles consist primarily of trademarks and a uniform resource locator (“URL”). The Company also has other intangibles, consisting of customer lists and a non-compete agreement, which are amortized over five years and three years, respectively, using the straight-line method.

Income Taxes

Deferred tax assets and liabilities are recognized based on the differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiary are measured using the subsidiary’s local currency as the functional currency. In accordance with SFAS No. 52, Foreign Currency Translation, balance sheet accounts of the Company’s foreign operations are translated from foreign currency into U.S. dollars at the year-end rate of exchange. Translation gains or losses are included in stockholders’ equity. Income and expenses of the Company’s foreign operations are translated at the weighted average rates of exchange for the year. Gains and losses resulting from foreign currency transactions are included in net income (loss).

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

(1) Summary of Significant Accounting Policies (Continued)

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

Member Services—Publications products and other member services.   Publications products and other member services primarily consist of a telephone directory of FTD members that is published on a quarterly basis in both CD-ROM and paper book form. Revenues and the related cost of revenue relating to publications are recognized ratably over the period for which the publications are issued. The Company also provides services related to the set up, maintenance and marketing of FTD Florists’ Online Web sites, which are accessible directly and are also accessible through FTD.COM’s www.ftd.com Web site. In addition, the Company provides a 24 hour telephone answering and floral order-taking service (“Flowers All Hours”) and online advertising tools. Revenues associated with FTD Florists’ Online Web sites, Flowers All Hours and the online advertising tools are recorded in the period the service is provided. Revenue is also generated from the monthly Floral Selections Guide fee charged to FTD members for use of the Floral Selections Guide, a counter display catalog published by FTD featuring FTD products for all occasions. As a condition of FTD affiliation, all FTD members must have a Floral Selections Guide and related workbook. The monthly fee related to the Floral Selections Guide entitles the FTD member to a non-exclusive, non-transferable right for on-premise use of the Floral Selections Guide for as long as the FTD member remains in good standing. No refund provisions were associated with the purchase of the Floral Selections Guide, however historically, the Company has provided de minimis refunds in isolated cases.

Mercury Technology—Mercury Network services.   The Company’s Mercury Network is a proprietary telecommunications network electronically linking the Company and a majority of the Company’s members. FTD members who are linked by the Mercury Network are able to transmit orders and send each other messages for a per order or per message fee. Revenues related to transmitting orders and messages are recorded in the period the transmission occurs.

Mercury Technology—Mercury computer equipment products and services.   Mercury computer equipment and software sales include both the sales and leasing of hardware and software designed for the floral industry. The software provides access to the Company’s Mercury Network to allow for sending and receiving orders, billing capabilities, order-entry capabilities, an interface to various accounting software packages and a comprehensive range of payroll and accounting functions. The Company follows the provisions of SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements, requiring revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, post-contract customer support, installation and training) to be allocated to each element based on the relative fair values of the

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

elements. The Company recognizes revenue related to hardware products which are sold separately, including specified upgrades/enhancements, at the time of shipment. The Company recognizes revenue related to software products which are sold, the related hardware on which the software is loaded and installation and training revenues when all required elements have been delivered. For systems that are being leased, the Company recognizes hardware and software revenue ratably over the period of the lease agreement. Support revenue is recognized over the period the support services are provided.

Specialty Wholesaling.   The Company sells both FTD-branded and non-branded hard goods and cut flowers as well as greeting cards, packaging, promotional products and a wide variety of other floral-related supplies. Sales of specialty wholesaling products are recorded when the products are shipped.

Consumer business.   The consumer business is comprised of FTD.COM, an Internet and telephone marketer of flowers and specialty gifts, which sells products directly to consumers primarily through the www.ftd.com Web site and the 1-800-SEND-FTD toll-free telephone number. FTD.COM typically offers same-day delivery of over 400 floral arrangements to nearly 100% of the U.S. and Canadian populations, which are fulfilled by FTD members. FTD.COM also typically offers over 800 specialty gift items, which are delivered via common carrier, including boxed flowers, plants, gourmet food gifts, holiday gifts, bath and beauty products, jewelry, wine and gift baskets, dried flowers, and stuffed animals.

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

The amounts related to these cash rebates for each of the years ended June 30, 2006 and 2005, were $2.6 million, and for the period from February 24, 2004 through June 30, 2004 and the period from July 1, 2003 through February 23, 2004 were $0.9 million and $1.3 million, respectively.

Also, in accordance with the requirements of EITF Issue No. 01-9, the Company records advertising and selling expenses related to its consumer segment to costs of goods sold and services provided that

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

relate to the granting of mileage and reward points to customers in connection with an order. The amounts related to the granting of mileage and reward points for the years ended June 30, 2006 and 2005, the period from February 24, 2004 through June 30, 2004 and the period from July 1, 2003 through February 23, 2004 were $7.9 million, $7.2 million, $2.6 million and $3.2 million, respectively.

Advertising and Sales Promotion Costs

The Company expenses production, advertising time and space costs and related residual rights and contracts at the time the advertising is first broadcast or displayed. Promotion costs, including costs associated with affinity and other marketing programs in the consumer segment, are charged to expense when incurred.

For the years ended June 30, 2006 and 2005, the period from February 24, 2004 through June 30, 2004, and the period from July 1, 2003 through February 23, 2004, advertising and sales promotion expense was $63.9 million, $62.5 million, $21.8 million and $34.8 million, respectively.

There was $1.7 million and $3.0 million of prepaid advertising expenses included on the balance sheets as of June 30, 2006 and 2005, respectively.

Stock-Based Compensation

The Company adopted SFAS 123(R) on July 1, 2005 using the modified prospective method and Black-Scholes as the option valuation model. Had the Company adopted Statement 123(R) in prior periods, the impact of this standard would have approximated the impact of Statement 123 as described in the following disclosure of pro forma net income (loss) and net loss per share.

Prior to July 1, 2005, the Company followed the provisions of SFAS No. 123, Accounting for Stock-Based Compensation which allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. The Company had elected to continue to apply the intrinsic value method prescribed by APB Opinion No. 25.

As a result of adopting SFAS 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the year ended June 30, 2006 are $0.6 million and $0.4 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25.

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

For periods prior to adoption of SFAS 123(R), the Company’s and the Predecessor’s pro forma information is as follows (in thousands, except per share amounts):

		For the	Period from	Period from
		year ended	February 24, 2004	July 1, 2003
		June 30,	through	through
		2005	June 30, 2004	February 23, 2004
				Predecessor
Net loss, as reported		$(22,600)	$(4,497)	$(1,602)
Add:	stock-based employee compensation expense included in net loss, as reported, net of related tax effects	—	—	24
Add:	option expense and payout related to the 2004 Going Private Transaction, net of related tax effects	—	—	6,424
Less:	total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(314)	—	(1,758)
Pro forma net income (loss)		$(22,914)	$(4,497)	$3,088
Net loss per share of Common Stock:
Basic—as reported		$(1.15)	$(0.34)
Basic—pro forma		$(1.16)	$(0.34)
Diluted—as reported		$(1.15)	$(0.34)
Diluted—pro forma		$(1.16)	$(0.34)
Weighted average shares
basic		19,722	13,334
diluted		19,722	13,334

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

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating the impact the adoption of FIN 48 will have on the Company’s consolidated financial statements.

In March 2006, the FASB issued Emerging Issues Task Force 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) (“EITF 06-3”) that clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-3 is effective for the first interim reporting period beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of EITF 06-3 will have on the Company’s notes to the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 applies to all voluntary changes in accounting principles as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in Accounting Principles Board Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principles in the income statement in the period of change and, instead, requires changes in accounting principles to be retrospectively applied. Retrospective application requires the new accounting principle to be applied as if the change occurred at the beginning of the first period presented by modifying periods previously reported, if an estimate of the prior period impact is practicable and estimable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006. The Company does not expect the impact of the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact the adoption of SFAS 155 will have on the Company’s consolidated financial statements.

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

(2) Initial Public Offering

On February 14, 2005, the Company closed the sale of 13,100,000 shares of Common Stock at a price of $13.00 per share in a firm commitment underwritten initial public offering. In addition, on that date, 2,307,693 shares of Common Stock were sold at the public offering price to Green Equity Investors IV, L.P., the Company’s principal stockholder and an affiliate. On March 15, 2005, the Company closed the sale of 435,200 shares of Common Stock at the public offering price to satisfy the underwriter’s over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Initial Public Offering (Continued)

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

Of the approximately $193.6 million balance of proceeds to the Company:

1.                $186.8 million was used to repurchase all outstanding shares of the Company’s 14% Senior Redeemable Exchangeable Cumulative Preferred Stock and all outstanding shares of the Company’s 12% Junior Redeemable Exchangeable Cumulative Preferred Stock;

2.                $5.3 million was used to redeem a portion of FTD, Inc.’s 7.75% Senior Subordinated Notes due 2014;

3.                $1.4 million was used to pay for fees and expenses of the offering; and

4.                the balance was used for general corporate purposes.

During fiscal year 2006, the Company recorded a $22,000 adjustment to accrued IPO expenses.

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

Pursuant to the terms of the 2004 senior credit facility, $7.3 million was placed into an escrow account at the consummation of the 2004 Going Private Transaction to fund the obligation related to the settlement agreement relating to the FTD.COM securities litigation and is not reflected in the allocation shown above. The $7.3 million payment was made during the year ended June 30, 2005 and therefore the escrow no longer exists.

In fiscal year 2005, the Company recorded an adjustment to goodwill and deferred income taxes, which resulted in the goodwill balance related to the 2004 Going Private Transaction being reduced by $0.7 million to $336.5 million, with a corresponding change to deferred income taxes. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the $336.5 million in goodwill recorded as part of the 2004 Going Private Transaction will not be amortized and will be tested for impairment at least annually. The goodwill is not deductible for tax purposes.

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

(4) Sale of Renaissance

On December 21, 2005, the Company sold substantially all of the assets and certain liabilities of Renaissance for cash proceeds of $3.5 million, a $1.7 million promissory note, payable on December 21, 2007 and a $0.1 million payable due December 21, 2006, both of which are non-interest bearing. The Company also entered into an agreement with the purchaser making the purchaser the Company’s sole provider of greeting cards for a period of ten years and a sublease of the building to the new owner through October 15, 2007, the end of the Company’s existing lease.

The carrying amounts of the assets and liabilities sold were as follows (in thousands):

Current assets	$4,316
Property and equipment	153
Other assets	297
Current liabilities	(1,251)
Net assets sold	$3,515

The Company recognized a gain of $1.0 million as a result of the sale of Renaissance and related transactions, net of legal and severance costs of $0.4 million. Prior to the sale, the operations of Renaissance, including the gain on the sale, were included within the florist segment.

(5) Acquisition

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

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Acquisition (Continued)

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

The results of operations associated with the purchase of certain assets of Flower Concierge since the closing date are included in the consumer segment of the consolidated financial statements and were accounted for using the purchase method of accounting. Accordingly, the financial statements reflect the allocation of the total purchase price to the net intangible assets acquired, based on their respective fair values. Pro forma financial information related to this acquisition has not been included herein as the operating results of Flower Concierge are not considered material to the Company’s operating results.

(6) Net Income (Loss) Per Common Share

The computations of basic and diluted net income (loss) per common share for the year ended June 30, 2006 and 2005 and for the period from February 24, 2004 through June 30, 2004 are as follows (in thousands, except per share amounts):

			Period from
	Year Ended	Year Ended	February 24, 2004
	June 30,	June 30,	through
	2006	2005	June 30, 2004
Net income (loss)	$25,543	$(22,600)	$(4,497)
Weighted average basic shares of Common Stock outstanding	28,736	19,722	13,334
Effect of dilutive securities-options to purchase shares of common stock outstanding	1,043	—	—
Weighted average diluted shares of Common Stock outstanding	29,779	19,722	13,334
Net income (loss) per share of Common Stock—basic	$0.89	$(1.15)	$(0.34)
Net income (loss) per share of Common Stock—diluted	$0.86	$(1.15)	$(0.34)

Shares associated with stock options that were not included in the computation of net loss per share because their effect was anti-dilutive consisted of 175,000 shares for the year ended June 30, 2006 and 2,209,455 shares for the year ended June 30, 2005. There were no options outstanding during the period from February 24, 2004 through June 30, 2004.

(7) Goodwill and Other Intangibles

The Company completed its annual impairment tests and determined that the goodwill, trademark and URL assets were not impaired. The URL assets, which total $7.8 million, are classified within other intangible assets in the consolidated balance sheets. The Company will continue to evaluate goodwill, trademark and URL assets for impairment at least annually. There was no accumulated amortization

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Goodwill and Other Intangibles (Continued)

related to goodwill or indefinite-lived intangibles as of June 30, 2006 or June 30, 2005 in accordance with SFAS No. 142.

The following tables provide the carrying amount of amortizable intangible assets and the related accumulated amortization at June 30, 2006 and 2005 and the estimated amortization expense for each of the next five fiscal years (in thousands):

	June 30, 2006			June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer lists	$12,836	$5,940	$6,896	$12,836	$3,374	$9,462
Non-compete agreements	100	53	47	100	19	81
Total	$12,936	$5,993	$6,943	$12,936	$3,393	$9,543

Estimated amortization expense:

For the year ending June 30, 2007	$2,601
For the year ending June 30, 2008	$2,581
For the year ending June 30, 2009	$1,733
For the year ending June 30, 2010	$28

Amortization expense related to other intangibles for the years ended June 30, 2006 and 2005, was $2.6 million for both periods, and the periods from February 24, 2004 through June 30, 2004, and from July 1, 2003 through February 23, 2004 was $0.8 million and $0.6 million, respectively.

As a result of the 2004 Going Private Transaction, the related goodwill was allocated to the reporting units based on the respective fair values of the assets and liabilities of each reporting unit. The changes in the carrying amount of goodwill, by segment, for the years ended June 30, 2006 and 2005 were as follows (in thousands):

	Goodwill
	Florist	Consumer
	Segment	Segment	Total
Balance as of June 30, 2004	$158,868	$178,328	$337,196
Purchase accounting adjustment related to the 2004 Going Private Transaction	(350)	(393)	(743)
Goodwill related to the purchase of Florist.com	—	206	206
Balance as of June 30, 2005 and 2006	$158,518	$178,141	$336,659

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Financing Arrangements

Long-term debt consisted of the following (in thousands):

	As of June 30,
	2006	2005
7.75% senior subordinated notes	$170,117	$170,117
2004 senior secured credit facility	50,000	68,963
Total debt	220,117	239,080
Less: current portion	(1,125)	(1,633)
Long-term debt	$218,992	$237,447

Interest cost incurred and charged to expense related to the Notes and the 2004 senior secured credit facility during fiscal years 2006 and 2005, the period from February 24, 2004 through June 30, 2004, and the period from July 1, 2003 through February 23, 2004 was $19.4 million, $20.5 million, $9.4 million and $0.5 million, respectively.

Interest cost and prepayment fees incurred and charged to expense related to the preferred stock subject to mandatory redemption during fiscal year 2005 and for the period from February 24, 2004 through June 30, 2004 was $34.7 million and $6.7 million, respectively.

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

All of the Company’s consolidated net assets are owned, and all of the Company’s consolidated net sales are earned, by its direct and indirect subsidiaries. As of June 30, 2006, the Company’s subsidiaries had $570.6 million of restricted assets.

The 2004 Credit Agreement provided for aggregate borrowings of up to $135.0 million and consists of a five-year $50.0 million revolving credit facility and a seven-year $85.0 million term loan. A portion of the revolving credit facility was available as a letter of credit sub-facility and as a swing-line facility. Borrowings under the revolving credit facility were used to finance working capital, capital expenditures, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs. The revolving credit facility included $1.4 million in letters of credit outstanding and had availability of $48.6 million at June 30, 2006.

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Financing Arrangements (Continued)

Borrowings under the 2004 Credit Agreement generally bore interest based on a margin over, at FTD, Inc.’s option, either the base rate (generally the applicable prime lending rate of Credit Suisse First Boston, as announced from time to time) or the London Interbank Offered Rate (“LIBOR”). The applicable margin for borrowings under the 2004 Credit Agreement varied based upon FTD, Inc.’s consolidated leverage ratio, as defined in the 2004 Credit Agreement, which was amended on November 15, 2004 to reduce the margins on the term loan. The interest rate at June 30, 2006 on the term loan was 7.41%. The 2004 Credit Agreement required FTD, Inc. to pay commitment fees on the unused portion of the revolving credit facility, which varied based on the utilization of the revolving credit facility.

The 2004 Credit Agreement included covenants that, among other things, require that as of June 30, 2006, FTD, Inc. maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments) to consolidated interest expense of no less than 2.3 to 1.0, a fixed charge coverage ratio of no less than 1.5 to 1.0 and a leverage ratio not to exceed 4.85 to 1.0. The Company was in compliance with all debt covenants as of June 30, 2006. Debt covenant targets were adjusted quarterly in accordance with the terms of the 2004 Credit Agreement.

The 2004 Credit Agreement imposed various restrictions on the Company, including restrictions that limit FTD, Inc.’s ability to incur liens or encumbrances, make investments or acquisitions, incur additional debt, enter into sale leaseback transactions, incur certain contingent liabilities, make certain restricted junior payments and other similar distributions, enter into mergers, consolidations and similar combinations, sell assets or engage in similar transfers, amend certain material agreements, including the indenture governing the Notes, make capital expenditures and engage in transactions with affiliates.

There was $50.0 million in outstanding debt at June 30, 2006 under the 2004 Credit Agreement. FTD, Inc. was permitted to voluntarily repay principal amounts outstanding or reduce commitments under the 2004 Credit Agreement at any time, in whole or in part, without premium or penalty, upon the giving of proper notice and subject to minimum amount requirements. In addition, subject to certain exceptions, FTD, Inc. was required to prepay outstanding amounts under the 2004 Credit Agreement with a portion of its excess cash flow, the net proceeds of certain asset dispositions, casualty insurance and condemnation recovery events and upon the issuance of certain securities or debt. The term loan was due in annual installments of 1% of the outstanding principal balance per year with the remaining balance due at maturity, on February 28, 2011.

As a result of entering into the 2004 Credit Agreement, FTD, Inc. recorded $4.2 million of deferred financing costs, which were allocated, pro rata, to the five-year revolving credit facility and the seven-year term loan and are being amortized using the effective interest method over the respective terms. During the years ended June 30, 2006 and 2005, the Company paid down the seven-year term loan by $19.0 million and $16.0 million, respectively, which resulted in a write-off of deferred financing costs, net of accumulated amortization, of $0.4 million in both periods. Additionally, the Predecessor wrote off $0.4 million of unamortized deferred financing costs associated with the previous credit agreement in the period ended February 23, 2004. This expense is reflected in other expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Financing Arrangements (Continued)

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

Except in certain circumstances, the Company will not have the right to redeem any of the Notes prior to February 15, 2009. If redeemed during the 12-month period commencing February 15, 2009, the Notes may be redeemed at 103.875% of the principal amount plus any accrued and unpaid interest through the date of redemption. Such redemption percentage is reduced in each subsequent 12-month period until maturity of the Notes.

The indenture governing the Notes provides for certain limitations on FTD, Inc.’s ability to incur additional indebtedness, issue disqualified capital stock, make restricted payments, permit restrictions on dividends or other payment restrictions affecting subsidiaries, layer indebtedness, enter into liens securing indebtedness, enter into transactions with affiliates or guarantors, enter into certain merger, sale or consolidation transactions and the release of guarantors.

As a result of issuing the Notes, the Company recorded $6.7 million of deferred financing costs, which are being amortized using the effective interest method over the term of the Notes.

On March 15, 2005, the Company received net proceeds of approximately $5.3 million from the sale of 435,200 additional shares of common stock pursuant to the exercise of the underwriters’ over-allotment option. On April 15, 2005, the Company used part of the proceeds from the over-allotment to redeem $4.9 million of the Notes at a redemption price of 107.75% of principal amount, plus accrued and unpaid interest to the date of redemption. This payment resulted in a write-off of deferred financing costs of $0.2 million.

2006 Credit Agreement

Subsequent to June 30, 2006, in connection with the Interflora acquisition, the Company entered into a new senior secured credit facility consisting of a $150 million term loan and a $75 million revolving credit facility (the “2006 Credit Agreement”). Borrowings under the 2006 Credit Agreement generally bear interest based on a margin over, at FTD, Inc,’s option, either the base rate (generally the applicable prime lending rate, as announced from time to time) or the London Interbank Offered Rate (“LIBOR”). The debt covenants under this credit facility include fixed charge coverage and leverage ratios.  The proceeds from the new facility were used to finance the acquisition and repay the balances due under the 2004 Credit Agreement. The term loan under the 2006 Credit Agreement is due in annual installments of 1% of

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Financing Arrangements (Continued)

the outstanding principal balance per year for the first six years with the remainder due in the seventh year. Upon the closing of the Interflora acquisition, the Company had approximately $50 million available for borrowing under the 2006 Credit Agreement.

(9) Preferred Stock Subject to Mandatory Redemption

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

(10) Financial Statements of Guarantors

The accompanying consolidated balance sheets, statements of operations and statements of cash flows presented herein represent the accounts of the Company and its Guarantor and non-Guarantor subsidiaries, as defined in the indenture to the Notes issued in February 2004. The Notes are unconditionally guaranteed, on a joint and several basis, by the Guarantor subsidiaries including FTD Group, Inc. and all domestic subsidiaries of FTD, Inc. Non-Guarantor subsidiaries include FTD Canada, Inc. which is insignificant and is therefore not separately presented. As FTD, Inc., either directly or indirectly, owns 100% of each of the Guarantor subsidiaries and, as FTD, Inc. does not have any independent assets or operations apart from the Guarantor subsidiaries, separate subsidiary financial information has not been presented.

(11) Leases

The Company has entered into operating leases for certain hardware components of computer equipment, facilities and other equipment. Rental expense relating to these leases totaled $2.2 million, $2.0 million, $0.6 million and $1.5 million for the years ended June 30, 2006 and 2005, the period from February 24, 2004 through June 30, 2004, and the period from July 1, 2003 through February 23, 2004,

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Leases (Continued)

respectively. The minimum aggregate annual operating lease obligations for fiscal years ending June 30, are as follows (in thousands):

Year	Amount
2007	$1,231
2008	788
2009	628
2010	539
2011	539
Thereafter	674
Total	$4,399

Subsequent to the sale of Renaissance in December 2005, the Company remained the lessee of the Sanford, Maine location, but subleased the facility to the new owner. A sublease payment of $0.3 million is due in October 2007 from the sublessee to the Company.

(12) Income Taxes

The provision for income taxes consists of the following components (in thousands):

			Period from	Period from
			February 24, 2004	July 1, 2003
	Year ending	Year ending	through	through
	June 30, 2006	June 30, 2005	June 30, 2004	February 23, 2004
				Predecessor
Current:
Federal	$13,770	$2,694	$1,459	$2,732
State	3,014	955	363	685
Total current	16,784	3,649	1,822	3,417
Deferred:
Federal	$689	$3,990	(232)	(411)
State	(87)	448	(55)	(108)
Total deferred	602	4,438	(287)	(519)
Income tax expense	$17,386	$8,087	$1,535	$2,898

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Income Taxes (Continued)

The provision for income taxes for the years ended June 30, 2006 and 2005, the period from February 24, 2004 through June 30, 2004 and the period from July 1, 2003 through February 23, 2004 differs from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income because of the effect of the following items (in thousands):

			Period from	Period from
			February 24, 2004	July 1, 2003
	Year ending	Year ending	through	through
	June 30, 2006	June 30, 2005	June 30, 2004	February 23, 2004
				Predecessor
Tax expense at U.S. federal income tax rate	$15,025	$(5,079)	$(1,037)	$454
State income taxes, net of federal income tax effect	1,902	912	200	375
Non-deductible acquisition costs	—	—	—	2,010
Non-deductible interest expense on preferred stock	—	12,156	2,341	—
Other permanent items, net	459	98	31	59
Income tax expense	$17,386	$8,087	$1,535	$2,898

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Income Taxes (Continued)

At June 30, 2006 and 2005, the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	June 30, 2006	June 30, 2005
Current deferred tax assets:
Allowance for doubtful accounts	$1,775	$1,008
Inventory	466	1,225
Accrued vacation	329	329
Other	435	501
Total current deferred tax assets	3,005	3,063
Noncurrent deferred tax assets:
Postretirement benefit obligations	662	646
Accrued pension	285	497
Total noncurrent deferred tax assets	947	1,143
Total deferred tax assets	3,952	4,206
Current deferred tax liabilities:
Prepaid expenses	(310)	(513)
Total current deferred tax liabilities	(310)	(513)
Noncurrent deferred tax liabilities:
Tax over book depreciation and amortization	(58,398)	(58,911)
Acquisition costs	(2,915)	(2,299)
Other	(794)	(222)
Total noncurrent deferred tax liabilities	(62,107)	(61,432)
Total deferred tax liabilities	(62,417)	(61,945)
Net deferred tax liability	$(58,465)	$(57,739)
Net current deferred tax asset	$2,695	$2,550
Net noncurrent deferred tax liability	(61,160)	(60,289)
Net deferred tax liability	$(58,465)	$(57,739)

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

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Post-retirement Benefits Other Than Pensions

The Predecessor previously provided post-retirement health care benefits to qualifying retirees under the terms of a qualified retirement plan. Under the terms of the plan, retirees are required to share in the cost of these benefits. During fiscal year 1997, the Predecessor terminated such benefits to then current employees who had not yet retired and recorded an unrecognized net gain that was to be amortized over the average retiree life expectancy of 15.6 years. In connection with the purchase accounting related to the 2004 Going Private Transaction, the unamortized portion of the gain was recorded, which reduced the accrued benefit with a corresponding offset to goodwill.

As it relates to the approximately 50 remaining participants covered by the post-retirement health care benefit plan, the following tables provide a reconciliation of the benefit obligation and funded status at June 30, 2006 and 2005, as well as the components of net periodic post-retirement benefit costs for the years ended June 30, 2006 and 2005, for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 (in thousands):

	2006	2005
Benefit obligation at beginning of year	$1,703	$1,415
Interest cost	80	94
Benefits paid	(41)	(53)
Actuarial (gain) loss	(282)	247
Benefit obligation at end of year	$1,460	$1,703
Funded status	(1,460)	(1,703)
Unrecognized net loss (gain)	(195)	88
Accrued benefit cost	$(1,655)	$(1,615)

				Period from
			Period from	July 1, 2003
			February 24, 2004	through
	Year ended	Year ended	through	February 23,
	June 30, 2006	June 30, 2005	June 30, 2004	2004
				Predecessor
Interest cost	$80	$94	$28	$—
Recognized net actuarial gain	—	—	—	(128)
Total net periodic postretirement benefit cost (income)	$80	$94	$28	$(128)

Weighted average actuarial assumptions for post retirement benefits used at June 30, 2006, 2005 and 2004 to determine benefit obligations and net benefit cost are set forth in the following table.

Weighted average actuarial assumptions for benefit obligations

	2006	2005	2004
Discount rate	6.25%	5.00%	6.25%

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Post-retirement Benefits Other Than Pensions (Continued)

Weighted average actuarial assumptions for net benefit cost

	2006	2005	2004
Discount rate	5.00%	6.25%	6.00%

For measurement purposes a 6.16% annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate is assumed to decrease to 5.75% in 2008 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. If the current health care cost trend rate assumption was increased by one percent, the APBO at June 30, 2006 would have increased approximately $137,000 or 9.4%. If the current health care cost trend rate assumptions were decreased by one percent, the APBO at June 30, 2006 would have decreased approximately $120,000, or 8.2%. The resulting changes in net periodic postretirement benefit cost from a one percent increase or decrease would not have a significant impact on the periods presented.

The benefit payments for the following ten years are expected to be paid as follows:

Fiscal Year Ending June 30,	Estimated future benefit payments
2007	$140,000
2008	$130,000
2009	$125,000
2010	$125,000
2011	$125,000
2012 to 2016	$620,000

(14) Employee Benefit Plans

Approximately 85 employees and former employees participate under the Company’s defined benefit pension plan, which was assumed from the Predecessor. Benefits under the Predecessor’s pension plan, which has been frozen since January 1, 1997, were based on the employee’s age, years of service and the highest consecutive five-year average compensation.

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Employee Benefit Plans (Continued)

In accordance with the disclosure requirements of SFAS No. 132, the following tables provide a reconciliation of the benefit obligation and plan assets, as well as the funded status of the pension plan at June 30, 2006 and 2005 (in thousands):

	2006	2005
Projected benefit obligation at beginning of year	$2,281	$1,963
Service cost	55	—
Interest cost	110	127
Benefits paid	(487)	(323)
Actuarial (gain) loss	(237)	514
Projected benefit obligation at end of year	$1,722	$2,281
Fair value of plan assets at beginning of year	$1,040	$848
Actual return on plan assets	80	5
Employer contributions	376	510
Benefits paid	(487)	(323)
Fair value of plan assets at end of year	$1,009	$1,040
Accrued funded status	$(713)	$(1,241)
Unrecognized net (gain) loss	232	542
Accrued pension cost	$(481)	$(699)

The following table presents amounts recognized on the Consolidated Balance Sheets (in thousands):

	2006	2005
Long term accrued benefit cost	$(713)	$(1,241)
Accumulated other comprehensive loss	232	542
Net amount recognized on the Consolidated Balance Sheet	$(481)	$(699)
Increase (decrease) in minimum liability included in other comprehensive income	$(311)	$542

Weighted average actuarial assumptions for pension benefits used at June 30, 2006, 2005 and 2004 to determine benefit obligations and net benefit cost are set forth in the following table.

Weighted average actuarial assumptions for benefit obligations

	2006	2005	2004
Discount rate	6.25%	5.00%	6.25%

Weighted average actuarial assumptions for net benefit cost

	2006	2005	2004
Discount rate	5.00%	6.25%	6.00%
Expected return on plan assets	8.00%	8.00%	9.00%

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Employee Benefit Plans (Continued)

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

The Company’s pension plan asset allocations at June 30, 2006 and 2005 by asset category are as follows:

	2006	2005
Asset Category
Equity securities	71%	66%
Debt securities	28%	33%
Other	1%	1%
Total	100%	100%

The Company maintains target allocation percentages among various asset classes based on an investment policy established for the pension plan, which is designed to achieve long term objectives of return, while mitigating against downside risk and considering expected cash flows. The current weighted-average target asset allocation is as follows:  equity securities 60-75%, debt securities 25-40%, and other 1-5%. The investment policy is reviewed from time to time to ensure consistency with long term objectives.

During the years ended June 30, 2006 and 2005 and the period from February 24, 2004 through June 30, 2004, pension expense of $158,000, $100,000 and $12,000, respectively, was recognized in relation to the pension plan. During the period from July 1, 2003 through February 23, 2004, the Predecessor did not incur any pension expense. In addition, during the years ended June 30, 2006 and 2005 and the periods from February 24, 2004 through June 30, 2004 and July 1, 2003 through February 23, 2004, the Company paid benefits of $487,000, $323,000, $81,000 and $273,000, respectively. The table below provides the necessary disclosures in accordance with SFAS No. 132 of the components of pension expense for the defined benefit plan for the years ended June 30, 2006 and 2005, and for the period from February 24, 2004 through June 30, 2004 (in thousands):

			Period from
			February 24, 2004
	Year ended	Year ended	through
	June 30, 2006	June 30, 2005	June 30, 2004
Interest cost	$110	$127	$43
Service cost	55	—	—
Expected return on assets	(90)	(81)	(31)
Recognized net actuarial loss	35	—	—
Net periodic pension cost	110	46	12
Settlement loss	48	54	—
Total pension cost	$158	$100	$12

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Employee Benefit Plans (Continued)

The Company expects to contribute $0.6 million to its defined benefit plan in fiscal year 2007. The benefit payments for the following ten years, which reflect expected future service, as appropriate, are expected to be paid as follows:

Fiscal Year Ending June 30,	Estimated future benefit payments
2007	$115,000
2008	$110,000
2009	$130,000
2010	$135,000
2011	$130,000
2012 to 2016	$825,000

The Company sponsors a 401(k) savings plan for all of its eligible employees. All eligible employees may contribute between 1% and 75% of their gross annual salary up to $15,000 annually for calendar year 2006, on a pre-tax basis. The Company matches an amount equal to 25% of each participant’s pre-tax contribution up to 6% of the participant’s compensation. Company contributions to the 401(k) plan for the years ended June 30, 2006 and 2005, for the period from February 24, 2004 through June 30, 2004 and the period from July 1, 2003 through February 23, 2004 were $267,000, $346,000, $181,000 and $289,000, respectively.

(15) Related Party Transactions

For the period from July 1, 2003 to February 23, 2004, the Predecessor incurred expenses of $1.3 million, related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc., which were stockholders or affiliates of the Predecessor. The Predecessor’s management consulting services agreement with these parties required payments aggregating $2.0 million for the fiscal year plus reimbursement of reasonable out-of-pocket expenses. The management consulting services agreement with the above listed parties terminated upon the consummation of the 2004 Going Private Transaction.

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

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Related Party Transactions (Continued)

In addition, the management services agreement provided for the payment to Leonard Green & Partners, L.P. of customary fees for services provided in connection with major transactions, reimbursement for reasonable out-of-pocket expenses and a closing fee of $7.0 million, which was paid upon consummation of the 2004 Going Private Transaction.

There were no related party transactions during the year ended June 30, 2006.

(16) Capital Stock Transactions

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

On October 25, 2005, the Board of Directors authorized a share repurchase program totaling $30.0 million, effective through September 30, 2007. These purchases may be made from time to time in both open market and private transactions, dependent upon market and other conditions. This repurchase program is expected to remain in effect through September 30, 2007, unless terminated earlier by the Board of Directors, or completed. The Company repurchased shares pursuant to a 10b5-1 plan, which generally permits the Company to repurchase shares at times when it might otherwise be prevented from doing so under certain securities laws. Repurchased shares will be held in treasury pending use for general corporate purposes, including issuances under various employee and director stock plans. During the year ended June 30, 2006, the Company repurchased 1.5 million shares of Common Stock for $15.0 million.

(17) Stock Awards and Incentive Plans

The Company adopted SFAS 123(R) on July 1, 2005 using the modified prospective method and Black-Scholes as the option valuation model. Prior to July 1, 2005, the Company followed the provisions of SFAS No. 123, Accounting for Stock-Based Compensation which allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and provide pro forma net income disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. The Company had elected to continue to apply the intrinsic value method prescribed by APB Opinion No. 25.

As a result of adopting SFAS 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the year ended June 30, 2006 are $0.6 million and $0.4 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the year ended June 30, 2006 would have been $0.90 and $0.87, respectively, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.89 and $0.86, respectively. As of June 30, 2006, the total compensation cost related to non-vested

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Stock Awards and Incentive Plans (Continued)

awards not yet recognized was $1.5 million, which is expected to be recognized over a weighted average period of 2.05 years.

The Company’s Stock Option Plan was adopted and approved by the Board of Directors on September 30, 2004, and provided for the issuance of up to 2,192,778 shares of common stock of the Company in connection with the granting of incentive or non-qualified stock options.

On February 7, 2005, the Company amended the Stock Option Plan to allow for the issuance of 4,592,778 shares of common stock of the Company in connection with the 2005 Amended and Restated Equity Incentive Award Plan (the “2005 Equity Plan”). The 2005 Amended and Restated Equity Incentive Award Plan provides for a variety of awards, including non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance share awards, performance stock unit awards, stock payment awards, performance-based awards and other stock-based awards. To date, the Company has only granted non-qualified stock options under the 2005 Equity Plan. The Company grants stock options at a strike price equal to fair market value on the date of grant.

Outstanding nonqualified stock options are exercisable during a ten-year period. The Company’s options granted to employees either vest equally each year over a five-year service period or, for certain stock options granted in fiscal year 2005, vest in full after a seven-year service period unless certain performance acceleration targets are met. If the performance targets are met, the vesting of the options will accelerate. The first and second performance targets were met, so these installments vested on August 8, 2005 and 2006, respectively. If certain additional performance targets are met, the remaining installment will vest upon the approval by the Board of Directors of the audited financial statements for the year ended June 30, 2007.

The Company’s options granted to independent directors vest as early as the date of grant up to two years from the date of grant.

A summary of stock option activity is as follows:

	Common Stock Options	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance, June 30, 2004	—	—	—
Granted	2,239,457	$3.00 - $ 13.00	$3.57
Forfeited	30,002	$3.00	$3.00
Balance, June 30, 2005	2,209,455	$3.00 - $ 13.00	$3.58
Granted	137,500	$9.42 - $ 11.67	$10.27
Exercised	70,911	$3.00	$3.00
Forfeited	170,168	$3.00 - $10.705	$3.45
Balance, June 30, 2006	2,105,876	$3.00 - $ 13.00	$3.89	8.36 years
Exercisable at June 30, 2006	780,301	$3.00 - $ 13.00	$4.18	8.34 years

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Stock Awards and Incentive Plans (Continued)

Upon exercise, the Company generally issues treasury shares, when available.

A summary of nonvested shares as of June 30, 2006, and changes during the fiscal year ended June 30, 2006, is as follows:

	Common Stock Options	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2005	1,638,697	$3.56
Granted	137,500	$10.27
Vested	(282,621)	$5.00
Forfeited	(168,001)	$3.37
Nonvested at June 30, 2006	1,325,575	$3.97

A summary of outstanding nonqualified stock options by range of exercise price as of June 30, 2006 is as follows:

Range of Exercise Prices	Balance, June 30, 2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$3.00	1,838,376	$3.00	8.25 years
$9.42 - $13.00	267,500	$11.23	9.10 years
Total	2,105,876	$3.89	8.36 years

Using the Black-Scholes single option pricing model and the following average assumptions, the weighted average estimated fair value, at the dates of grant of the Company’s options in fiscal year 2006 and 2005 was $1.17 and $1.04 per option of Common Stock, respectively. Although the Company’s equity was not publicly traded at September 30, 2004, the date of the initial stock option grant, the business had not changed materially since the 2004 Going Private Transaction. As such, for the September 30, 2004 stock option grant, the Company relied upon the volatility rating used for the stock options granted during fiscal year 2003. For stock options granted subsequent to the initial public offering, actual volatility was used. Due to lack of historical option exercise behavior, the Company assumes the estimated lives of the options will approximate the service period.

	2006	2005
Risk-free interest rate	4.40%	3.35%
Expected dividend yield	0.00%	0.00%
Expected volatility	26.89%	31.84%
Estimated lives of options (in years)	4.35	5.00

Prior to the adoption of SFAS No. 123(R) on July 1, 2005, and based on the above assumptions, the Company would have recognized additional compensation expense, net of taxes, of $0.3 million during the fiscal year ended June 30, 2005, if the estimated costs of the outstanding granted stock options had been recorded in the Company’s consolidated financial statements. As a result of the options vesting over a period of time, the estimated cost indicated above reflected only a partial vesting of such options. If full vesting were assumed, the estimated pro forma costs would have been higher than discussed above.

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

The Company also has a commitment through June 30, 2008 with a distribution center facility in Cincinnati, Ohio, where it stores and distributes product.

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

The following table sets forth the percentage of revenue in each category of the florist segment:

	Year Ended June 30,		Period from February 24, 2004 through	Period from July 1, 2003 through
	2006	2005	June 30, 2004	February 23, 2004
Member Services	61%	60%	58%	59%
Mercury Technology	18%	16%	15%	14%
Specialty Wholesaling	21%	24%	27%	27%
Total florist segment revenue	100%	100%	100%	100%

The consumer segment encompasses sales of floral and specialty gift products, which are sold primarily to consumers through FTD.COM’s Web site, www.ftd.com, or its toll-free telephone number, 1-800-SEND-FTD.

Of the Company’s assets totaling $570.7 million at June 30, 2006, the assets of the Company’s consumer segment totaled approximately $264.7 million. The Company’s florist segment and corporate functions constitute the remaining assets of approximately $306.0 million.

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Segment Information (Continued)

The following table reports the Company’s and Predecessor’s operating results by reportable segment for the years ended June 30, 2006 and 2005, the period from February 24, 2004 through June 30, 2004 and the period from July 1, 2003 through February 23, 2004:

Predecessor
						Period from February 24, 2004			Period from July 1, 2003
Year Ended June 30, 2006			Year Ended June 30, 2006			through June 30, 2004			through February 23, 2004
Gross Segment	Elimina-tions	Consoli-dated	Gross Segment	Elimina-tions	Consoli-dated	Gross Segment	Elimina-tions	Consoli-dated	Gross Segment	Elimina-tions	Consoli-dated
(in thousands)

Revenues:
Florist segment	$189,674	$ (314)	$189,360	$190,815	$ (128)	$190,687	$ 62,832	$ 253	$ 63,085	$116,878	$ 294	$117,172
Consumer segment	295,187	(19,414)	275,773	267,075	(19,967)	247,108	95,868	(7,572)	88,296	138,965	(10,458)	128,507
Total	484,861	(19,728)	465,133	457,890	(20,095)	437,795	158,700	(7,319)	151,381	255,843	(10,164)	245,679
Costs of Goods Sold and Services Provided:
Florist segment	63,329	(3,339)	59,990	65,208	(3,183)	62,025	21,816	(897)	20,919	41,477	(1,703)	39,774
Consumer segment	203,235	(2,686)	200,549	186,225	(2,533)	183,692	67,348	(666)	66,682	97,639	(1,030)	96,609
Corporate	2,235	—	2,235	2,300	—	2,300	823	—	823	1,674	—	1,674
Total	268,799	(6,025)	262,774	253,733	(5,716)	248,017	89,987	(1,563)	88,424	140,790	(2,733)	138,057
Gross Margin:
Florist segment	126,345	3,025	129,370	125,607	3,055	128,662	41,016	1,150	42,166	75,401	1,997	77,398
Consumer segment	91,952	(16,728)	75,224	80,850	(17,434)	63,416	28,520	(6,906)	21,614	41,326	(9,428)	31,898
Corporate	(2,235)	—	(2,235)	(2,300)	—	(2,300)	(823)	—	(823)	(1,674)	—	(1,674)
Total	216,062	(13,703)	202,359	204,157	(14,379)	189,778	68,713	(5,756)	62,957	115,053	(7,431)	107,622
Advertising and Selling:
Florist segment	66,902	(13,702)	53,200	70,697	(14,378)	56,319	25,094	(5,750)	19,344	43,841	(7,415)	36,426
Consumer segment	35,921	—	35,921	29,080	—	29,080	10,368	—	10,368	13,815	—	13,815
Total	102,823	(13,702)	89,121	99,777	(14,378)	85,399	35,462	(5,750)	29,712	57,656	(7,415)	50,241
General and Administrative (includes Management fees):
Florist segment	6,591	—	6,591	10,161	—	10,161	2,680	—	2,680	7,108	—	7,108
Consumer segment	22,629	(2,712)	19,917	19,556	(2,475)	17,081	6,631	(903)	5,728	11,242	(1,324)	9,918
Corporate	22,963	2,711	25,674	35,017	2,474	37,491	10,922	897	11,819	38,346	1,308	39,654
Total	52,183	(1)	52,182	64,734	(1)	64,733	20,233	(6)	20,227	56,696	(16)	56,680
Operating Income (Loss) before Corporate Allocations:
Florist segment	52,852	16,727	69,579	44,749	17,433	62,182	13,242	6,900	20,142	24,452	9,412	33,864
Consumer segment	33,402	(14,016)	19,386	32,214	(14,959)	17,255	11,521	(6,003)	5,518	16,269	(8,104)	8,165
Corporate	(25,198)	(2,711)	(27,909)	(37,317)	(2,474)	(39,791)	(11,745)	(897)	(12,642)	(40,020)	(1,308)	(41,328)
Total	61,056	—	61,056	39,646	—	39,646	13,018	—	13,018	701	—	701
Corporate Allocations:
Florist segment	11,166	—	11,166	12,154	—	12,154	3,908	—	3,908	8,028	—	8,028
Consumer segment	3,272	—	3,272	2,895	—	2,895	937	—	937	1,880	—	1,880
Corporate	(14,438)	—	(14,438)	(15,049)	—	(15,049)	(4,845)	—	(4,845)	(9,908)	—	(9,908)
Total	—	—	—	—	—	—	—	—	—	—	—	—
Operating Income (Loss):
Florist segment	41,686	16,727	58,413	32,595	17,433	50,028	9,334	6,900	16,234	16,424	9,412	25,836
Consumer segment	30,130	(14,016)	16,114	29,319	(14,959)	14,360	10,584	(6,003)	4,581	14,389	(8,104)	6,285
Corporate	(10,760)	(2,711)	(13,471)	(22,268)	(2,474)	(24,742)	(6,900)	(897)	(7,797)	(30,112)	(1,308)	(31,420)
Total	$ 61,056	$ —	$ 61,056	$ 39,646	$ —	$ 39,646	$ 13,018	$ —	$ 13,018	$ 701	$ —	$ 701
Depreciation and Amortization:
Florist segment	$ 3,398	$ —	$ 3,398	$ 4,241	$ —	$ 4,241	$ 1,645	$ —	$ 1,645	$ 3,340	$ —	$ 3,340
Consumer segment	3,201	—	3,201	2,405	—	2,405	823	—	823	1,489	—	1,489
Corporate	3,862	—	3,862	3,853	—	3,853	1,270	—	1,270	548	—	548
Total	$ 10,461	$ —	$ 10,461	$ 10,499	$ —	$ 10,499	$ 3,738	$ —	$ 3,738	$ 5,377	$ —	$ 5,377

FTD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) Subsequent Event

On July 31, 2006, the Company completed the acquisition of Interflora Holdings Limited, a U.K. based leading provider of floral-related products and services to consumers and retail floral locations in the U.K. and Ireland (“Interflora”). The acquisition was made for a purchase price of approximately £66 million, or approximately $122 million, excluding transaction costs. Interflora is a globally recognized brand and utilizes the same Mercury Man logo as the Company. Similar to the business model of the Company, Interflora provides various products and services to its members and also markets flowers directly to consumers in the U.K. through both Interflora’s Web site at www.interflora.co.uk and a toll-free telephone number. Founded in 1923, Interflora originally operated as an unincorporated association, which was incorporated in February 2005. Interflora had approximately 1,800 members as of July 31, 2006. As a result of the Interflora acquisition, the Company also acquired majority control of Interflora, Inc., in which the Company previously had a 33.3% interest prior to the acquisition. Interflora, Inc. was formed in 1946 and is an international clearinghouse for flowers-by-wire order exchanges between its members.

In connection with the acquisition of Interflora, the Company entered into a new senior secured credit facility consisting of a $150 million term loan and a $75 million revolving credit facility. The proceeds from the new facility were used to finance the acquisition and repay the existing term loan. See Note 8. for further detail. In addition, the Company entered into forward exchange contracts in the amount of £61.8 million to hedge the acquisition price.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION
FTD Group, Inc. (Parent Company Only)
Condensed Balance Sheets
(dollars in thousands)

	June 30, 2006	June 30, 2005
ASSETS
Prepaid expenses	$933	$830
Investment in subsidiary	216,674	205,529
Total assets	$217,607	$206,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$71	$402
Stockholders’ equity
Common stock	295	295
Paid-in capital	233,362	232,759
Accumulated deficit	(1,554)	(27,097)
Treasury stock	(14,567)	—
Total stockholders’ equity	217,536	205,957
Total liabilities and stockholders’ equity	$217,607	$206,359

See accompanying note to condensed financial statements.

FTD Group, Inc. (Parent Company Only)
Condensed Statement of Operations
(dollars in thousands)

			Period from
	Year Ended	Year Ended	February 24, 2004 through
	June 30, 2006	June 30, 2005	June 30, 2004
Revenues	$—	$—	$—
Costs of goods sold and services provided	—	—	—
Operating expenses	1,207	898	—
Operating loss	(1,207)	(898)	—
Equity in earnings of subsidiary	(26,275)	(12,609)	(2,192)
Interest income	—	(110)	—
Interest expense and prepayment fees on shares subject to mandatory redemption	—	34,732	6,689
Income (loss) before income tax	25,068	(22,911)	(4,497)
Income tax benefit	(475)	(311)	—
Net income (loss)	$25,543	$(22,600)	$(4,497)

See accompanying note to condensed financial statements.

FTD Group, Inc. (Parent Company Only)
Condensed Statement of Cash Flows
(dollars in thousands)

			Period from
			February 24, 2004 through
	2006	2005	June 30, 2004
Cash flows from operating activities:
Net income (loss)	$25,543	$(22,600)	$(4,497)
Equity in earnings of subsidiary	(26,275)	(12,609)	(2,192)
Interest expense on mandatorily redeemable shares	—	34,732	6,689
Increase (decrease) in cash due to changes in operating assets and liabilities:
Prepaid expenses	(323)	(830)	—
Accounts payable and accrued liabilities	(330)	402	—
Net cash used in operating activities	(1,385)	(905)	—
Cash flows from investing activities:
Investment in FTD, Inc.	—	(5,338)	184,454
Net cash used in investing activities	—	(5,338)	184,454
Cash flows from financing activities:
Restricted junior payments	15,974	—	—
Purchase of treasury stock	(14,999)	—	—
Tax effect of stock option benefit	220	—	—
Proceeds from the exercise of stock options	212	—	—
Net proceeds from the issuance of common stock	(22)	192,227	—
Redemption of preferred stock	—	(186,811)	—
Capital contribution—common stock	—	827	39,064
Capital contribution—preferred stock	—	—	145,390
Net cash provided by financing activities	1,385	6,243	184,454
Increase (decrease) in cash and cash equivalents	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—

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

The unaudited financial statements of FTD Group, Inc. (Parent Company Only) summarize the results of operations for the years ended June 30, 2006 and 2005 and the period from February 24, 2004 through June 30, 2004. In these statements, FTD Group, Inc.’s investment in subsidiary is stated at cost plus equity in the undistributed earnings of subsidiaries since the date of acquisition, February 24, 2004. The FTD Group, Inc. (Parent Company Only) financial statements should be read in conjunction with the FTD Group, Inc. consolidated financial statements.

FTD GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Charged to cost and expenses	Write offs, net of collection of accounts previously written off, and sale of related assets	Balance at end of period
Fiscal year 2006
Allowance for doubtful accounts (shown as deduction from Accounts Receivable in the consolidated balance sheet)	$2,521	$3,436	$1,520	$4,437
Inventory valuation reserve (included in Inventories, net in the consolidated balance sheet)	$2,648	$645	$2,366	$927
Fiscal year 2005
Allowance for doubtful accounts (shown as deduction from Accounts Receivable in the consolidated balance sheet)	$5,067	$4,250	$6,796	$2,521
Inventory valuation reserve (included in Inventories, net in the consolidated balance sheet)	$951	$1,954	$257	$2,648
Period from February 24, 2004 through June 30, 2004
Allowance for doubtful accounts (shown as deduction from Accounts Receivable in the consolidated balance sheet)	$4,900	$1,132	$965	$5,067
Inventory valuation reserve (included in Inventories, net in the consolidated balance sheet)	$1,617	$43	$709	$951
Period from July 1, 2003 through February 23, 2004 (Predecessor)
Allowance for doubtful accounts (shown as deduction from Accounts Receivable in the consolidated balance sheet)	$5,284	$2,103	$2,487	$4,900
Inventory valuation reserve (included in Inventories, net in the consolidated balance sheet)	$1,409	$208	$—	$1,617

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1

Agreement and Plan of Merger, dated as of October 5, 2003, among FTD, Inc., Mercury Man Holdings Corporation and Nectar Merger Corporation (incorporated by reference to Exhibit 2.1 to FTD, Inc.’s Registration Statement on Form S-4 filed with the SEC on March 22, 2004, as amended (File No. 333-113807) (the “2004 FTD S-4”)).

2.2

Share Purchase Agreement dated July 7, 2006 by and among FTD UK Holdings Limited, FTD, Inc. and certain Shareholders of Interflora Holdings Limited named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 6, 2006).

3.1

Second Amended and Restated Certificate of Incorporation of FTD Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 (the “3/31/05 10-Q”)).

3.2	Amended and Restated Bylaws of FTD Group, Inc. (incorporated by reference to Exhibit 3.2 to the 3/31/05 10-Q).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-120723)(the “2005 Company S-1”)).
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

4.5

Second Supplemental Indenture, dated as of February 14, 2005, by and among, FTD, Inc., the subsidiary guarantors listed on the signature pages thereto, FTD Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K dated September 19, 2005 (the “2005 Company 10-K”)).

4.6	Guarantee, dated February 24, 2004, by the subsidiary guarantors listed on the signature pages thereto (incorporated by reference to Exhibit 4.7 to the 2004 FTD S-4).
4.7

Amended and Restated Stockholders Agreement, dated as of September 30, 2004, by and among FTD Group, Inc., Green Equity Investors IV, L.P., FTD Co-Investment, LLC, Jon R. Burney, Lawrence W. Johnson, George T. Kanganis, Timothy Meline, William J. Van Cleave, Daniel W. Smith, Michael J. Soenen, Carrie A. Wolfe, Marcia Chapman and Jandy Tomy (incorporated by reference to Exhibit 4.5 to the 2005 Company S-1).

4.8

Amendment No. 1 to Amended and Restated Stockholders Agreement, dated as of February 14, 2005, by and among FTD Group, Inc., Green Equity Investors IV, L.P., FTD Co-Investment, LLC, Jon R. Burney, Lawrence W. Johnson, George T. Kanganis, Timothy Meline, William J. Van Cleave, Daniel W. Smith, Michael J. Soenen, Carrie A. Wolfe, Marcia Chapman and Jandy Tomy (incorporated by reference to Exhibit 4.8 to the 2005 Company 10-K).

10.1

Credit Agreement, dated as of July 28, 2006, by and among FTD, Inc., as borrower, Wells Fargo Bank, N.A., as Administrative Agent, Syndication Agent and as Documentation Agent, and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 2, 2006).

10.2

Security Agreement, dated as of July 28, 2006, by and among FTD, Inc., FTD Group, Inc., FTD.COM INC., Florists’ Transworld Delivery, Inc. and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 2, 2006).

10.3

First Amended and Restated Credit Agreement, dated as of August 7, 2006, by and among FTD, Inc., Wells Fargo Bank, N.A., as Administrative Agent and Lender, Mizuho Corporate Bank, Ltd. and ING Capital LLC, as Co-Syndication Agents and BMO Capital Markets as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 11, 2006).

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

10.9*	Employment agreement dated May 20, 2003 regarding George T. Kanganis employment arrangements (incorporated by reference to Exhibit 10.9 to the FTD, Inc. 2004 Form 10-K).
10.10*

Form of Amendment to Employment Agreement, dated as of October 5, 2003, by and between FTD, Inc. and each of Jon R. Burney, Lawrence W. Johnson, George T. Kanganis and William J. Van Cleave (incorporated by reference to Exhibit 10.13 to the 2004 FTD S-4).

10.11*

Form of Second Amendment to Employment Agreement, dated as of February 24, 2004, by and between FTD, Inc. and each of Jon R. Burney, Lawrence W. Johnson, George T. Kanganis and William J. Van Cleave (incorporated by reference to Exhibit 10.14 to the 2004 FTD S-4).

10.12*	Form of Confidentiality and Non-Competition Agreement between FTD.COM and William J. Van Cleave, dated as of May 17, 2000 (incorporated by reference to Exhibit 10.15 to the 2004 FTD S-4).

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

10.14*	Letter Agreement between the Company and Becky A. Sheehan (incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2006).
10.15	Form of Trademark License Agreement between Florists’ Transworld Delivery, Inc. and FTD.COM (incorporated by reference to Exhibit 10.17 to the 2004 FTD S-4).
10.16	Form of Florists’ Online Hosting Agreement between Florists’ Transworld Delivery, Inc. and FTD.COM (incorporated by reference to Exhibit 10.18 to the 2004 FTD S-4).
10.17	Form of Commission Agreement between Florists’ Transworld Delivery, Inc. and FTD.COM (incorporated by reference to Exhibit 10.19 to the 2004 FTD S-4).
10.18

Management Services Agreement, dated as of February 24, 2004, by and among FTD, Inc., FTD.COM, Florists’ Transworld Delivery, Inc., Value Network Service, Inc., FTD Holdings, Incorporated, Renaissance Greeting Cards, Inc., Flowers USA, Inc., and Leonard Green & Partners, L.P. (incorporated by reference to Exhibit 10.20 to the 2004 FTD S-4).

10.19

Termination Agreement, dated as of February 14, 2005, by and among FTD, Inc., FTD.COM INC., Florists’ Transworld Delivery, Inc., FTD International Corporation, Value Network Service, Inc., FTD Holdings Incorporated, Renaissance Greeting Cards, Inc., Flowers USA, Inc. and Leonard Green & Partners, L.P. (incorporated by reference to Exhibit 10.19 to the 2005 Company 10-K).

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

10.23*	Form of Indemnification Agreement with certain directors and officers of the Company (incorporated by reference to Exhibit 10.25 to the 2005 Company S-1).
10.24*	FTD Group, Inc. 2005 Amended and Restated Equity Incentive Award Plan (incorporated by reference to Exhibit 10.26 to the 2005 Company S-1).
10.25*	FTD Group, Inc. Incentive Bonus Plan (incorporated by reference to Exhibit 10.27 to the 2005 Company S-1).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the 2005 Company 10-K).

21.1+	Subsidiaries of FTD Group, Inc.
23.1+	Consent of Ernst & Young LLP.
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Management contract or compensatory arrangement.

+                Filed as an exhibit to this Form 10-K.