Form 10-Q
period 2006-09-30
FTD Group, Inc.
filed 2006-11-08
CIK 1283157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☐ NO ☑
     As of November 6, 2006, there were 28,334,856 outstanding shares of the issuer’s Common Stock, par value $0.01 per share.

FTD GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FTD GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2006	June 30, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,302	$10,954
Accounts receivable, less allowance for doubtful accounts of $4,890 at September 30, 2006 and $4,437 at June 30, 2006	44,780	26,044
Inventories, net, prepaid expenses and other current assets	12,578	9,527

Total current assets	70,660	46,525

Property and equipment:
Property and equipment	32,306	25,265
Less accumulated depreciation	7,124	6,051

Property and equipment, net	25,182	19,214

Other assets:
Computer software, net	14,393	10,577
Other noncurrent assets	21,938	21,405
Other intangible assets, less accumulated amortization of $6,740 at September 30, 2006 and $5,993 at June 30, 2006	15,776	14,780
Trademark	184,471	121,577
Goodwill	414,176	336,659

Total other assets	650,754	504,998

Total assets	$746,596	$570,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$21,645	$—
Accounts payable	58,573	45,273
Other accrued liabilities	23,351	24,083
Current maturities of long-term debt	1,500	1,125

Total current liabilities	105,069	70,481

Senior secured credit facility	154,500	48,875
Senior subordinated notes	170,117	170,117
Post-retirement benefits, accrued pension obligations and other liabilities	5,209	2,368
Deferred income taxes	81,444	61,160

Stockholders’ equity:
Common stock: $0.01 par value, 75,000,000 shares authorized; 29,482,182 shares issued as of September 30, 2006 and June 30, 2006	295	295
Additional paid-in capital	234,284	233,362
Retained earnings (accumulated deficit)	3,889	(1,554)
Accumulated other comprehensive income	2,600	200
Treasury stock, at cost, 1,147,326 shares as of September 30, 2006 and 1,504,480 shares as of June 30, 2006	(10,811)	(14,567)

Total stockholders’ equity	230,257	217,736

Total liabilities and stockholders’ equity	$746,596	$570,737

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2006	2005
Revenues:
Products	$73,873	$55,830
Services	34,898	30,039

Total revenues	108,771	85,869

Costs of Products Sold and Services Provided:
Products	56,154	41,309
Services	4,269	4,549

Total costs of products sold and services provided	60,423	45,858

Gross Profit:
Products	17,719	9,391
Services	30,629	30,620

Total gross profit	48,348	40,011

Operating Expenses:
Advertising and selling	16,564	17,651
General and administrative	16,410	11,929

Total operating expenses	32,974	29,580

Income from operations	15,374	10,431

Other Income and Expenses:
Interest income	(298)	(166)
Interest expense	8,226	4,781
Other income, net	(1,544)	(44)

Total other income and expenses	6,384	4,571

Income before income tax	8,990	5,860

Income tax expense	3,547	2,433

Net income	$5,443	$3,427

Other Comprehensive Income:
Foreign currency translation adjustments	2,400	(101)

Comprehensive income	$7,843	$3,326

Net income per Common Share — basic	$0.19	$0.12

Net income per Common Share — diluted	$0.18	$0.11

Weighted Average Common Shares Outstanding:
Basic	28,232	29,454

Diluted	29,469	30,542

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$5,443	$3,427
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,316	2,449
Stock-based compensation expense	393	165
Amortization and write off of deferred financing costs	2,077	316
Provision for doubtful accounts	764	771
Deferred income taxes	(601)	28
Increase (decrease) in cash due to changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,924)	(7,327)
Inventories	327	44
Prepaid expenses and other	829	2,218
Other noncurrent assets	(428)	5
Accounts payable	(8,812)	(5,697)
Other accrued liabilities, unearned income, customer deposits and other	(2,870)	(4,443)

Net cash used in operating activities	(5,486)	(8,044)

Cash flows from investing activities:
Acquisition of business, excluding cash acquired	(96,717)	—
Capital expenditures	(1,935)	(3,292)
Dividends received	146	—

Net cash used in investing activities	(98,506)	(3,292)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	150,000	—
Repayments of long-term debt	(50,000)	(174)
Net proceeds from revolving credit facility	6,000	5,000
Deferred financing costs	(1,444)	—
Proceeds from exercise of stock options	422	—
Excess tax benefit from stock-based compensation	654	—

Net cash provided by financing activities	105,632	4,826

Effect of foreign exchange rate changes on cash and cash equivalents	708	100

Net increase (decrease) in cash and cash equivalents	2,348	(6,410)

Cash and cash equivalents at beginning of period	10,954	8,890

Cash and cash equivalents at end of period	$13,302	$2,480

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$7,105	$7,728

Income taxes	$3,027	$46

Non-cash disclosure:
Issuance of notes payable associated with the purchase of Interflora Holdings Limited	$23,345	$—

Issuance of treasury stock associated with the purchase of Interflora Holdings Limited	$3,206	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of the Business
Basis of Presentation
     These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in FTD Group, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2006. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
     As used in this Form 10-Q, the term “Company” refers to FTD Group, Inc. and its consolidated subsidiaries, including FTD, Inc. taken as a whole. FTD, Inc. is a Delaware corporation that commenced operations in 1994.
     On July 31, 2006, the Company completed its acquisition of Interflora Holdings Limited (“Interflora”), a U.K. based provider of floral-related products and services to consumers and retail floral locations in the U.K. and the Republic of Ireland. Refer to Note 2 below. As a result of the Interflora acquisition, the Company also acquired majority control of Interflora, Inc. Interflora, Inc. is an international clearinghouse for flowers-by-wire order exchanges between its members. The results of operations associated with Interflora and Interflora, Inc., beginning on August 1, 2006, are included in a new international segment.
     All intercompany accounts and transactions have been eliminated in consolidation.
     Certain amounts reported within total revenues and costs of products sold and services provided have been reclassified between products and services in the fiscal year 2006 financial statements to conform to current year presentation. Such reclassification primarily related to service fees in the consumer segment and did not affect reported total revenues or costs of products sold and services provided.
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“SFAS 158”), effective for fiscal years ending after December 15, 2006. SFAS 158 requires the balance sheet recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability along with a corresponding after-tax adjustment to accumulated other comprehensive income (loss) included in stockholders’ equity. The Company is currently evaluating the impact the adoption of SFAS 158 will have on the Company’s consolidated financial statements.
     In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating the impact the adoption of FIN 48 will have on the Company’s consolidated financial statements.

Note 2. Acquisition of Interflora Holdings Limited
     On July 31, 2006 the Company completed the acquisition of Interflora, in connection with the Company’s international expansion strategy, for a purchase price of approximately $122.8 million (£66 million) plus transaction related costs totaling $2.3 million. Approximately $98.6 million of the acquisition price was paid in cash at closing and $1.9 million of cash was acquired in connection with the purchase. The consideration included approximately $23.3 million (£12.5 million) as notes payable of which, $21.6 million (£11.6 million) will be paid in May 2007 and the remainder, $1.7 million (£0.9 million), will be paid in August 2008. The remainder of the purchase price ($3.2 million) was funded through the issuance of 216,374 shares of common stock (consisting of treasury shares) to certain senior managers of Interflora. The Company financed the acquisition with a new senior secured credit facility consisting of a $150.0 million term loan and a $75.0 million revolving credit facility. The proceeds from the new facility were also used to repay the Company’s existing term loan. Refer to Note 4 below. In addition, the Company entered into foreign currency forward exchange contracts totaling £61.8 million to hedge the acquisition cost. A contract in the amount of £51.0 million was settled on July 28, 2006 and resulted in a gain of $1.4 million, which has been recorded in other income, net within the Condensed Consolidated Statements of Operations and Comprehensive Income. The remaining forward contracts include a contract for £10 million, expected to be settled during the fourth quarter of fiscal year 2007 and a contract for £0.8 million, expected to be settled during the first quarter of fiscal year 2008. The settlement of these contracts coincide with the due dates of the notes payable related to the acquisition of Interflora.
     Financial results for Interflora are included herein beginning August 1, 2006. The pro forma information below presents the results of operations as if the acquisition occurred on July 1, 2005. Pro forma financial information related to Interflora, Inc. has not been included herein, as the operating results of Interflora, Inc. are not considered material to the Company’s operating results.

	Three Months Ended
	September 30,
	2006	2005
Revenues	$119,424	$109,175

Income from operations	$16,249	$11,967

Net income	$5,590	$3,472

Net income per share — basic	$0.20	$0.12

Net income per share — diluted	$0.19	$0.11

     The preliminary allocation of the acquisition cost is shown in the table below. Such allocation will be finalized when appraisals and fair value adjustments are completed.

Goodwill	$76,124
Trademark	61,764
Computer software	4,372
Land and building	2,942
Other intangible assets (customer list)	1,711
Deferred tax liability	(20,464)
Other assets acquired and liabilities assumed, net	(1,311)

Total preliminary allocation of acquisition cost	$125,138

     Goodwill and trademark assets have indefinite lives and therefore will not be subject to amortization, but will instead be subject to an annual impairment test. Computer software will be amortized over 5 years; the customer list will be amortized over 3 years.

     The Company implemented a deferred compensation plan for certain members of Interflora management. Under the terms of the plan, participants will be paid a cash bonus upon achieving a specified annual earnings target if such target is achieved in any annual period within the next seven years. The maximum payout under such plan is £2.9 million. The Company recorded $0.2 million of expense during the period ended September 30, 2006 related to this deferred compensation plan.
Note 3. Goodwill and Other Intangibles
     Goodwill resulting from the Interflora acquisition will be reported as part of the international segment.
     The changes in the carrying amount of goodwill, trademark and amortizable intangible assets, the related accumulated amortization as of September 30, 2006 and the estimated amortization expense are as follows (in thousands):

	Consumer	Florist	International
	Segment	Segment	Segment	Total
Goodwill:
Balance at June 30, 2006	$178,141	$158,518	$—	$336,659
Acquisition of Interflora	—	—	76,124	76,124
Impact of foreign exchange	—	—	1,393	1,393

Balance at September 30, 2006	$178,141	$158,518	$77,517	$414,176

	Consumer	Florist	International
	Segment	Segment	Segment	Total
Trademark:
Balance at June 30, 2006	$67,842	$53,735	$—	$121,577
Acquisition of Interflora	—	—	61,764	61,764
Impact of foreign exchange	—	—	1,130	1,130

Balance at September 30, 2006	$67,842	$53,735	$62,894	$184,471

	Three Months Ended
	September 30, 2006			June 30, 2006
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net Carrying Amount	Amount	Amortization	Net Carrying Amount
Amortizable Intangible Assets:
Customer lists	$14,579	$6,679	$7,900	$12,836	$5,940	$6,896
Non-compete agreements	100	61	39	100	53	47

Total	$14,679	$6,740	$7,939	$12,936	$5,993	$6,943

Estimated amortization expense:

For the remaining nine-month period ending June 30, 2007	$2,386
For the year ending June 30, 2008	$3,162
For the year ending June 30, 2009	$2,314
For the year ending June 30, 2010	$77
Note 4. Financing Arrangements
     On July 28, 2006, in connection with the Interflora acquisition, the Company entered into a new senior secured credit facility consisting of a $150.0 million term loan and a $75.0 million revolving credit facility (the “2006 Credit Agreement”). Borrowings under the 2006 Credit Agreement bear interest based on a margin over, at FTD Inc.’s option, either the base rate or the London Bank Offered Rate (“LIBOR”). The applicable margin for borrowings varies based on the Company’s consolidated leverage ratio, as defined in the 2006 Credit Agreement. The interest rate at September 30, 2006 on the term loan was 7.41%. The Credit Agreement also requires the Company to pay commitment fees on the unused portion of the revolving credit facility. For the three-month period ended September 30, 2006, the commitment fees totaled $0.1 million. The 2006 Credit Agreement also includes covenants that, among other things, require that the Company maintain a ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments) of no more than 5.75 to 1.00 and a fixed charge ratio of no less than 1.30 to 1.00. Such ratios adjust quarterly in accordance with the terms of the 2006 Credit Agreement. FTD, Inc. was in compliance with all debt covenants as of September 30, 2006.
     The 2006 Credit Agreement imposes various restrictions on the Company, including restrictions that limit FTD, Inc.’s ability to incur liens or encumbrances, make investments or acquisitions, incur additional debt, enter into sale leaseback transactions, incur certain contingent liabilities, make certain restricted junior payments and other similar distributions, enter into mergers, consolidations and similar combinations, sell assets or engage in similar transfers, amend certain material agreements, including the indenture governing the 7.75% Senior Subordinated Notes (the “Notes”), make capital expenditures and engage in transactions with affiliates.
     In conjunction with the consummation of the 2004 Going Private Transaction, FTD, Inc. entered into a senior secured credit facility (the “2004 Credit Agreement”). There was $50.0 million in outstanding debt at June 30, 2006 under the 2004 Credit Agreement, which was subsequently paid off on July 28, 2006. As a result of repaying the 2004 Credit Agreement, the Company wrote off $1.8 million of deferred financing costs, net of accumulated amortization, during the first quarter of fiscal year 2007. This expense is recorded in interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. In connection with the 2006 Credit Agreement, the Company incurred $1.4 million of deferred financing costs, which were allocated, pro rata, to the six-year revolving credit facility and the seven-year term loan and are being amortized using the effective interest method.
     At September 30, 2006, the Company had $156.0 million outstanding under the 2006 Credit Agreement and $24.7 million in outstanding letters of credit, $23.3 million of which related to the notes payable from the acquisition of Interflora, and, as a result, the revolving credit facility had availability of approximately $44.3 million.
Note 5. Net Income Per Common Share
     The computations of basic and diluted net income per common share for the three-month periods ended September 30, 2006 and 2005 are as follows (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2006	2005
Net income	$5,443	$3,427

Weighted average common shares outstanding — basic	28,232	29,454
Effect of dilutive securities — stock options	1,237	1,088

Weighted average common shares outstanding — diluted	29,469	30,542

Net income per share of Common Stock — basic	$0.19	$0.12

Net income per share of Common Stock — diluted	$0.18	$0.11

     For the three-month period ended September 30, 2006 there were 1,027,717 options that were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company’s Common Stock during the periods and therefore, were anti-dilutive. For the three-month period ended September 30, 2005, there were 90,000 outstanding stock options which were not included in the computation of diluted earnings per share because their effect was anti-dilutive.
Note 6. Pension and Other Post-Retirement Benefit Plans
     The Company’s defined benefit pension plan and post-retirement benefit plans relate to a limited number of employees and retirees. Such plans were frozen in 1997. The table below provides the components of pension expense for the defined benefit plan for the three month periods ended September 30, 2006 and 2005 (in thousands):

	Salaried Employees’ Pension Plan
	Three Months Ended
	September 30,
	2006	2005
	(in thousands)
Service cost	$13	$14
Interest cost	26	28
Expected return on assets	(23)	(23)
Amortization	1	9

Net periodic benefit cost	$17	$28

     The following table provides the components of net periodic post-retirement benefit costs for the three-month periods ended September 30, 2006 and 2005:

	Retiree Medical Plan
	Three Months Ended
	September 30,
	2006	2005
	(in thousands)
Interest cost	$22	$20

Net periodic benefit cost	$22	$20

Note 7. Stock-Based Compensation
     The Company adopted SFAS 123 (R), Share-Based Payment (“SFAS 123 (R)”) on July 1, 2005 using the modified prospective method and Black-Scholes as the option valuation model. During the three-month periods ended September 30, 2006 and 2005, the Company granted 1,367,717 options and 55,000 options, respectively, to various employees and directors of the Company. Outstanding non-qualified stock options have an expiration date ten years from the date of grant and begin vesting as early as the date of grant, dependent upon the individual agreements. All stock options were granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant.
     During the three-month period ended September 30, 2006, 116,666 options were forfeited. No options were forfeited during the three-month period ended September 30, 2005. During the three-month periods ended September 30, 2006 and 2005, 140,780 and 4,835 options, respectively, were exercised.
     Stock-based compensation expense was $0.6 million and $0.2 million for the three-month periods ended September 30, 2006, and 2005, respectively. Stock-based compensation expense for the three-month period ended September 30, 2006 may not be indicative of the expense for the entire fiscal year.
Note 8. Segment Information
     Operating segments are components of the business for which separate financial information is available that is regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to each segment and to assess its performance. Revenue and expenses earned and charged between segments are eliminated in consolidation.
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
     The florist segment includes all services and products sold to FTD members and other retail locations offering floral products. Services include clearinghouse, membership, technology access and support and online services. Products include containers, technology systems and fresh flowers.
     The international segment includes Interflora and Interflora, Inc. Interflora, which has both a florist business and consumer business, provides products and services to enable its members to send and deliver floral orders. Interflora is also an Internet and telephone marketer of flowers and specialty gift items to consumers, operating primarily through the www.interflora.co.uk Web site and a toll-free telephone number.
     The corporate segment includes costs related to corporate headquarters, including accounting, legal, facilities, information technology and credit and collections. Costs related to facilities, information technology and credit and collections are allocated to the consumer and florist segments.
     Of the Company’s assets totaling $746.6 million at September 30, 2006, the assets of the Company’s consumer segment totaled approximately $264.3 million, the assets of the Company’s international segment totaled $176.4 million and the assets of the Company’s florist segment and corporate headquarters totaled $305.9 million.
     The following tables report the Company’s operating results by reportable segment for the three-month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006			2005
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
	(in thousands)
Revenues:
Consumer segment	$50,868	$(3,475)	$47,393	$44,950	$(3,391)	$41,559
Florist segment	43,881	(60)	43,821	44,355	(45)	44,310
International segment	17,524	33	17,557	—	—	—

Total	112,273	(3,502)	108,771	89,305	(3,436)	85,869

Cost of Products Sold and Services Provided:
Consumer segment	33,905	(458)	33,447	30,877	(419)	30,458
Florist segment	15,291	(827)	14,464	15,683	(845)	14,838
International segment	12,012	(16)	11,996	—	—	—
Corporate	516	—	516	562	—	562

	61,724	(1,301)	60,423	47,122	(1,264)	45,858

Gross Profit:
Consumer segment	16,963	(3,017)	13,946	14,073	(2,972)	11,101
Florist segment	28,590	767	29,357	28,672	800	29,472
International segment	5,512	49	5,561	—	—	—
Corporate	(516)	—	(516)	(562)	—	(562)

Total	50,549	(2,201)	48,348	42,183	(2,172)	40,011

Advertising and Selling:
Consumer segment	4,886	—	4,886	4,532	—	4,532
Florist segment	12,724	(2,249)	10,475	15,291	(2,172)	13,119
International segment	1,246	(43)	1,203	—	—	—

Total	18,856	(2,292)	16,564	19,823	(2,172)	17,651

General and Administrative
Consumer segment	4,940	(462)	4,478	3,655	(427)	3,228
Florist segment	2,265	—	2,265	2,284	—	2,284
International segment	3,023	136	3,159	—	—	—
Corporate	6,046	462	6,508	5,990	427	6,417

Total	16,274	136	16,410	11,929	—	11,929

Operating Income (Loss) before Corporate Allocations:
Consumer segment	7,137	(2,555)	4,582	5,886	(2,545)	3,341
Florist segment	13,601	3,016	16,617	11,097	2,972	14,069
International segment	1,243	(44)	1,199	—	—	—
Corporate	(6,562)	(462)	(7,024)	(6,552)	(427)	(6,979)

Total	15,419	(45)	15,374	10,431	—	10,431

Corporate Allocations:
Consumer segment	817	—	817	735	—	735
Florist segment	2,392	—	2,392	2,813	—	2,813
International segment	—	—	—	—	—	—
Corporate	(3,209)	—	(3,209)	(3,548)	—	(3,548)

Total	—	—	—	—	—	—

Operating Income (Loss):
Consumer segment	6,320	(2,555)	3,765	5,151	(2,545)	2,606
Florist segment	11,209	3,016	14,225	8,284	2,972	11,256
International segment	1,243	(44)	1,199	—	—	—
Corporate	(3,353)	(462)	(3,815)	(3,004)	(427)	(3,431)

Total	$15,419	$(45)	$15,374	$10,431	$—	$10,431

Depreciation and Amortization:
Consumer segment	$940	$—	$940	$617	$—	$617
Florist segment	834	—	834	868	—	868
International segment	576	—	576	—	—	—
Corporate	966	—	966	964	—	964

Total	$3,316	$—	$3,316	$2,449	$—	$2,449

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
     This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include statements regarding the Company’s outlook, anticipated revenue growth and profitability; anticipated benefits of its acquisition of Interflora Holdings Limited, anticipated benefits of investments in new products, programs and offerings and opportunities and trends within both the domestic and international floral businesses, including opportunities to expand these businesses and capitalize on growth opportunities or increase penetration of service offerings. These forward-looking statements are based on management’s current expectations, assumptions, estimates and projections about the Company and the Company’s industry. Investors are cautioned that actual results could materially differ from those contained in any forward-looking statements as a result of: the Company’s ability to acquire and retain FTD and Interflora members and continued recognition by members of the value of the Company’s products and services; the acceptance by members of new or modified service offerings recently introduced; the Company’s ability to sell additional products and services to members; the Company’s ability to expand existing marketing partnerships and secure new marketing partners within the domestic and international consumer businesses; the success of the Company’s marketing campaigns; the ability to retain customers and maintain average order value within the domestic and international consumer businesses; the existence of failures in the Company’s computer systems; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company’s ability to manage or reduce its level of expenses within both the domestic and international businesses; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; the Company’s ability to increase capacity and introduce enhancements to its Web sites; the Company’s ability to integrate Interflora and additional partners or acquisitions, if any are identified; and other factors described in this quarterly report on form 10-Q and in the Company’s annual report on Form 10-K, including under Item 1A – “Risk Factors,” as well as other potential risks and uncertainties, which are discussed in the Company’s other reports and documents filed with the SEC. The Company expressly disclaims any obligation to update its forward-looking statements.
     The following discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the captions “Forward-Looking Information”, “Risk Factors” and elsewhere in this Form 10-Q.
Overview
     FTD Group, Inc. is a leading global provider of floral products and services to consumers and retail florists, as well as other retail locations offering floral products, in the U.S., Canada, the U.K. and the Republic of Ireland. The business utilizes the highly recognized FTD and Interflora brands, supported by the Mercury Man logo, which is displayed in approximately 50,000 floral shops globally. Throughout the fiscal year 2006, the Company conducted its business through two operating segments, the consumer segment and the florist segment. Beginning in the first quarter of fiscal year 2007, the Company began conducting business through a third operating segment relating to its international operations, which includes the operations of Interflora Holdings Limited (“Interflora”).
     Please refer to The Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in FTD Group, Inc.’s Annual Report on form 10-K for the year ended June 30, 2006, which was filed with the Securities and Exchange Commission (“SEC”) on September 13, 2006. Except as discussed in this Item 2, the Company is not aware of any material changes to such information.
     Consumer Segment. The consumer segment is an Internet and telephone marketer of flowers and specialty gifts, which sells products directly to consumers primarily through the www.ftd.com Web site and the 1-800-SEND-FTD toll-free telephone number.
     Florist Segment. The florist segment markets floral products and services to FTD members and other retail locations offering floral products in the U.S. and Canada.

     International Segment. The international segment, a new segment in fiscal year 2007, is primarily comprised of Interflora, a U.K. based provider of floral and gift products and services to consumers and retail floral locations in the U.K. and the Republic of Ireland, which was acquired by the Company on July 31, 2006.
     Corporate Segment. The corporate segment includes costs related to corporate headquarters, including accounting, legal, facilities, information technology and credit and collections. Costs related to facilities, information technology and credit and collections are allocated to the consumer and florist segments.
Three Months Ended September 30, 2006 compared to the Three Months Ended September 30, 2005
Total revenues

	Three Months Ended
	September 30,
	2006	2005	% Change
	(in thousands)
Consumer segment	$47,393	$41,559	14.0%
Florist segment	43,821	44,310	(1.1%)
International segment	17,557	—	N/A

Total revenues	$108,771	$85,869	26.7%

     First quarter fiscal year 2007 consolidated revenue grew $22.9 million, or 26.7%, to $108.8 million, compared to revenue of $85.9 million for the same period of fiscal year 2006. The Company acquired Interflora on July 31, 2006, and, as a result, two months of Interflora’s financial results are included in the first quarter. Interflora, which is reported as the Company’s new international segment, accounted for $17.6 million of this increase in revenue. Growth in the Company’s consumer and florist segments contributed the remaining $5.3 million increase.
     The consumer segment achieved revenues of $47.4 million in the first quarter of fiscal year 2007, compared to revenues of $41.6 million in the same period of fiscal year 2006, representing a 14.0% increase. Growth was driven by an 11.5% increase in order volumes, which totaled 768,000 during the first quarter of fiscal year 2007 compared to 689,000 orders in the same period of fiscal year 2006. Average order value increased slightly to $60.52 for the first quarter of fiscal year 2007, compared to $60.31 for the same period of fiscal year 2006. The percentage of Internet orders increased slightly to 88.1% from 88.0% in the first quarter of fiscal year 2006. In addition, the consumer segment revenues include advertising revenues, which are related to a program the Company initiated in December 2005.
     Florist segment revenues are comprised of products and service offerings to FTD members and other retail locations offering floral products. The florist segment achieved revenues of $43.8 million in the first quarter of fiscal year 2007, compared to revenues of $44.3 million in the same period of fiscal year 2006. Revenues in the first quarter of the prior fiscal year included approximately $2.1 million of revenue related to Renaissance Greetings Cards, Inc. (“Renaissance”). The Company sold substantially all the assets and certain liabilities of Renaissance in December 2005. Excluding $2.1 million of revenue in the prior year related to Renaissance, revenues from the florist segment grew 3.9% over the same period of the prior year primarily as a result of an increase in the number of technology systems sold and an increase in sales related to the Company’s online services.
     The international segment achieved revenues of $17.6 million in the first quarter of fiscal year 2007, driven by sales volume in Interflora’s consumer and florist businesses. Consumer orders in the international segment totaled 229,000 with an average order value of $62.84. Internet orders comprised 69.7% of the total order volume.

Total gross profit

	Three Months Ended
	September 30,
	2006	2005	% Change
	(in thousands)
Consumer segment	$13,946	$11,101	25.6%
Florist segment	29,357	29,472	(0.4%)
International segment	5,561	—	N/A
Corporate	(516)	(562)	(8.2%)

Total gross profit	$48,348	$40,011	20.8%

     Gross profit increased by $8.3 million, or 20.8% to $48.3 million for the first quarter of fiscal year 2007, compared to gross profit for the first quarter of fiscal year 2006 of $40.0 million. Total gross margin decreased to 44.4% for the first quarter of fiscal year 2007 from 46.6% for the same period in fiscal year 2006.
     Gross profit associated with the consumer segment increased by $2.8 million, or 25.6%, to $13.9 million for the first quarter of fiscal year 2007, compared to $11.1 million for the first quarter of fiscal year 2006. Gross margin for the consumer segment increased to 29.4% for the first quarter of fiscal year 2007, compared to 26.7% for same period in fiscal year 2006, primarily due to an increase in advertising revenue.
     Gross profit associated with the florist segment decreased by $0.1 million, or 0.4%, to $29.4 million for the first quarter of fiscal year 2007, compared to $29.5 million for the first quarter of fiscal year 2006. Gross margin for the florist segment increased to 67.0% for the first quarter of fiscal year 2007, compared to 66.5% for the same period in fiscal year 2006, primarily due to the sale of Renaissance, a lower margin business.
     For the first quarter of fiscal year 2007, gross profit associated with the international segment was $5.6 million and gross margin for the international segment was 31.7%.
     Gross profit related to corporate activities remained relatively consistent at $0.5 million for the first quarter of fiscal year 2007, compared to $0.6 million for the first quarter of fiscal year 2006. These costs are related to the development and maintenance of internal corporate technology platforms supporting the florist and consumer segments.
Advertising and selling costs

	Three Months Ended
	September 30,
	2006	2005	% Change
	(in thousands)
Consumer segment	$4,886	$4,532	7.8%
Florist segment	10,475	13,119	(20.2%)
International segment	1,203	—	N/A

Total advertising and selling costs	$16,564	$17,651	(6.2%)

     Advertising and selling costs decreased $1.1 million, or 6.2%, to $16.6 million for the first quarter of fiscal year 2007, compared to $17.7 million for the first quarter of fiscal year 2006. As a percentage of revenue, advertising and selling costs decreased to 15.2% for the first quarter of fiscal year 2007 compared to 20.6% for the first quarter of fiscal year 2006.
     Advertising and selling costs associated with the consumer segment increased $0.4 million, or 7.8%, to $4.9 million for the first quarter of fiscal year 2007, compared to $4.5 million for the first quarter of fiscal year 2006. However, advertising and selling costs as a percentage of revenue associated with the consumer segment decreased to 10.3% for the first quarter of fiscal year 2007 compared to 10.9% for the first quarter of fiscal year 2006. This decrease was primarily due to a decrease in online marketing costs per order.

     Advertising and selling costs associated with the florist segment decreased $2.6 million, or 20.2%, to $10.5 million for the first quarter of fiscal year 2007 compared to $13.1 million for the first quarter of fiscal year 2006. The decrease in advertising and selling costs was primarily due to the sale of Renaissance and planned cost reductions related to more efficient member marketing programs.
     Advertising and selling costs associated with the international segment totaled $1.2 million, or 6.9% of revenue for the first quarter of fiscal year 2007.
General and administrative costs

	Three Months Ended
	September 30,
	2006	2005	% Change
	(in thousands)
Consumer segment	$4,478	$3,228	38.7%
Florist segment	2,265	2,284	(0.8%)
International segment	3,159	—	N/A
Corporate	6,508	6,417	1.4%

Total general and administrative costs	$16,410	$11,929	37.6%

     General and administrative costs increased by $4.5 million, or 37.6%, to $16.4 million for the first quarter of fiscal year 2007, compared to $11.9 million for the first quarter of fiscal year 2006.
     General and administrative costs associated with the consumer segment increased by $1.3 million, or 38.7%, to $4.5 million for the first quarter of fiscal year 2007, compared to $3.2 million for the first quarter of fiscal year 2006. This increase is primarily due to technology costs, primarily related to amortization expense associated with technology improvements put in service over the last year and increased headcount in technology areas, as well as customer service costs, primarily related to an increase in order volume.
     General and administrative costs associated with the florist segment remained consistent at $2.3 million for the first quarters of fiscal years 2007 and 2006.
     General and administrative costs associated with the international segment were $3.2 million for the first quarter of fiscal year 2007.
     Corporate general and administrative costs remained consistent at $6.5 million for the first quarter of fiscal year 2007, compared to $6.4 million for the first quarter of fiscal year 2006.
Other income and expenses

	Three Months Ended
	September 30,
	2006	2005	% Change
	(in thousands)
Interest income	$(298)	$(166)	79.5%
Interest expense	8,226	4,781	72.1%
Other income, net	(1,544)	(44)	NM

Total other (income) and expenses	$6,384	$4,571	39.7%

     Interest income increased to $0.3 million for the first quarter of fiscal year 2007 compared to $0.2 million for the first quarter of fiscal year 2006 primarily due to increased cash balances.
     Interest expense increased by $3.4 million, or 72.1%, to $8.2 million for the first quarter of fiscal year 2007, compared to $4.8 million for the first quarter of fiscal year 2006. The increase related to the $1.8 million write-off of unamortized deferred financing costs associated with the refinancing of the Company’s existing credit facility in connection with the Interflora acquisition, whereby the Company entered into a new senior secured credit facility, as well as an increase in outstanding indebtedness during the current year period.
     Other income increased to $1.5 million for the first quarter of fiscal year 2007, compared to $44,000 for the first quarter of fiscal year 2006, which primarily related to recognized gains on foreign currency contracts the Company entered into in connection with the Interflora acquisition.
Liquidity and Capital Resources
     As of September 30, 2006, the Company’s debt balance totaled $349.5 million, including notes payable of $23.3 million related to the Interflora acquisition, up from $220.1 million as of June 30, 2006. The Company’s principal sources of liquidity are cash from operations and funds available for borrowing under FTD, Inc.’s senior secured credit facility (the “2006 Credit Agreement”) that was entered into on July 28, 2006, which replaced the 2004 senior secured credit facility (the “2004 Credit Agreement”) and provides for aggregate borrowings of up to $225 million, consisting of a seven-year $150.0 million term loan and a six-year $75.0 million revolving credit facility. As of September 30, 2006, the balance of the term loan under the 2006 Credit Agreement was $150.0 million. At September 30, 2006, the Company had $156.0 million outstanding under the 2006 Credit Agreement and $24.7 million of outstanding letters of credit, $23.3 million of which are related to the notes payable the company entered into in conjunction with the Interflora acquisition. Borrowings under the revolving credit facility are used to finance working capital, capital expenditures, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs. The revolving credit facility had availability of $44.3 million at September 30, 2006. The remaining portion of the 2006 Credit Agreement revolving credit facility is available as a letter of credit sub-facility and as a swing-line facility.
     Cash and cash equivalents increased by $2.3 million to $13.3 million at September 30, 2006 from $11.0 million at June 30, 2006.
     Net cash used in operating activities was $5.5 million for the three-month period ended September 30, 2006 and $8.0 million for the three-month period ended September 30, 2005. Net income, adjusted for non-cash items, continues to be a primary source of funds to finance operating needs and capital expenditures, repay indebtedness and make other strategic investments.
     Net cash used in investing activities was $98.5 million for the three-month period ended September 30, 2006, which included $96.7 million related to the Interflora acquisition and $1.9 million of capital expenditures, primarily related to continued technology developments and improvements.
     Net cash used in investing activities was $3.3 million for the three-month period ended September 30, 2005, which related to capital expenditures primarily related to a new call center which was opened in October 2005 and other technology developments and improvements.
     Net cash provided by financing activities was $105.6 million for the three-month period ended September 30, 2006, which primarily consisted of $150.0 million of proceeds from the 2006 Credit Agreement, $6.0 million of net proceeds from the revolving credit facility, which was used to fund working capital needs, primarily offset by $50.0 million of repayments under the 2004 Credit Agreement.
     Net cash provided by financing activities was $4.8 million for the three-month period ended September 30, 2005, which consisted of net proceeds from the revolving credit facility, which was used to fund working capital needs, partially offset by scheduled principal repayments under the 2004 Credit Agreement.
     On October 25, 2005, the Company’s Board of Directors authorized a share repurchase program totaling $30 million, effective through September 30, 2007. These purchases may be made from time to time in both open markets and private transactions, dependent upon market and other conditions. The Company may repurchase shares pursuant to a 10b5-1 plan, which would generally permit the Company to repurchase shares at times when it might otherwise be prevented from doing so under U.S. federal securities laws. No shares were repurchased under this program during the first quarter of fiscal year 2007.

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
     See the information concerning the Company’s critical accounting policies included under Note 1 and Item 7 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 as filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company’s exposure to interest rate risk is primarily the result of borrowings under its bank credit facilities. At September 30, 2006, $156.0 million of debt was outstanding under the 2006 Credit Agreement and is subject to variable interest rates. Borrowings under the 2006 Credit Agreement are secured by first priority security interests in, and mortgages on, substantially all of the Company’s tangible and intangible assets. The Company’s results of operations are affected by changes in market interest rates on these borrowings. Approximately 44.6% (or $156.0 million aggregate principal amount) of the Company’s $349.5 million aggregate principal amount of indebtedness as of September 30, 2006 bore interest at variable rates. A 1% increase in the variable interest rate would result in additional annual interest expense of approximately $1.6 million.
     Through the first quarter of fiscal year 2007, the Company was exposed to foreign currency exchange rate risk with respect to the British pound, the Canadian dollar and the Euro. The resulting foreign currency exchange adjustments are included in the other comprehensive income caption on the consolidated statements of operations and comprehensive income.
     In conjunction with the acquisition of Interflora, the Company entered into forward exchange contracts totaling £61.8 million to hedge the acquisition price. A contract in the amount of £51.0 million was settled on July 28, 2006 and resulted in a gain of $1.4 million, which has been recorded in other income, net within the Condensed Consolidated Statements of Operations and Comprehensive Income. The remaining forward contracts include a contract for £10 million, expected to be settled during the fourth quarter of fiscal year 2007 and a contract for £0.8 million, expected to be settled during the first quarter of fiscal year 2008. The settlement of these contracts coincide with the due dates of the notes payable related to the acquisition of Interflora.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and the Chief Financial Officer of FTD Group, Inc. have concluded that, as of the end of such period, FTD Group, Inc.’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by FTD Group, Inc. in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
     The Company acquired Interflora on July 31, 2006. As a result of the acquisition, the Company’s internal controls over financial reporting with respect to the consolidation of its financial statements has changed. Management of the Company expects that ongoing processes and controls related to consolidation will continue to be modified during fiscal year 2007. There are no other changes in internal control over financial reporting that occurred during the period that have materially affect or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
     The Company’s business, financial condition, results of operations or cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from anticipated future results. See the discussion in “Forward-Looking Information”, “Risk Factors” and elsewhere in the most recent Annual Report on Form 10-K and in “Forward-Looking Information” and elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to such risk factors since June 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) On July 31, 2006, in connection with the acquisition of Interflora, the Company sold 216,374 shares of its common stock (from its treasury), to certain senior managers of Interflora, in exchange for shares of common stock of FTD, Inc. These shares of common stock of FTD, Inc. were acquired by the Interflora senior managers in exchange for 216,374 preferred shares of FTD UK Holdings Limited. These preferred shares of FTD UK Holdings Limited were acquired by the Interflora senior managers as partial consideration for their equity securities in Interflora.
     The 216,374 shares of common stock of FTD Group, Inc. were valued at $14.77 per share, representing the closing price of such shares on the New York stock exchange on July 28, 2006, for aggregate consideration of $3.2 million.
     These shares of common stock of FTD Group, Inc. were issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as amended, in reliance, among other factors, upon various representations and warranties made by the senior managers of Interflora with respect to their investment intentions, investment experience, financial capabilities and other matters.
(c) On October 25, 2005, the Company’s Board of Directors authorized a share repurchase program totaling $30.0 million, effective through September 30, 2007. These purchases may be made from time to time in both open market and private transactions, dependent upon market and other conditions. The Company may repurchase shares pursuant to a 10b5-1 plan, which would generally permit the Company to repurchase shares at times when it might otherwise be prevented from doing so under U.S. federal securities laws. There were no purchases made by, or on behalf of, the Company, or shares of the Company’s common stock during the three-month period ended September 30, 2006.
Item 6. Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTD Group, Inc.
Date: November 8, 2006	By:	/S/ BECKY A. SHEEHAN
Becky A. Sheehan
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.