Form 10-Q
period 2006-12-31
FTD Group, Inc.
filed 2007-02-07
CIK 1283157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
     Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☐ NO ☑
     As of February 6, 2007, there were 28,334,856 outstanding shares of the issuer’s Common Stock, par value $0.01 per share.

FTD GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FTD GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	December 31, 2006	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$30,760	$10,954
Accounts receivable, less allowance for doubtful accounts of $5,084 at December 31, 2006 and $4,437 at June 30, 2006	54,846	26,044
Inventories, net	5,191	3,542
Other current assets	9,375	5,985

Total current assets	100,172	46,525

Property and equipment:
Property and equipment, at cost	33,687	25,265
Less accumulated depreciation	8,400	6,051

Property and equipment, net	25,287	19,214

Other assets:
Computer software, net	14,331	10,577
Other noncurrent assets	22,642	21,405
Intangible assets, less accumulated amortization of $7,544 at December 31, 2006 and $5,993 at June 30, 2006	15,027	14,780
Trademark	186,451	121,577
Goodwill	416,518	336,659

Total other assets	654,969	504,998

Total assets	$780,428	$570,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$82,145	$45,273
Notes payable	22,684	—
Other accrued liabilities	28,237	24,083
Current maturities of long-term debt	1,500	1,125

Total current liabilities	134,566	70,481

Senior secured credit facility	148,125	48,875
Senior subordinated notes	170,117	170,117
Post-retirement benefits, accrued pension obligations and other liabilities	5,119	2,368
Deferred income taxes	81,590	61,160

Stockholders’ equity:
Common stock: $0.01 par value, 75,000,000 shares authorized; 29,482,182 shares issued as of December 31, 2006 and June 30, 2006	295	295
Additional paid-in capital	234,844	233,362
Retained earnings (accumulated deficit)	9,996	(1,554)
Accumulated other comprehensive income	6,587	200
Treasury stock, at cost, 1,147,326 shares as of December 31, 2006 and 1,504,480 shares as of June 30, 2006	(10,811)	(14,567)

Total stockholders’ equity	240,911	217,736

Total liabilities and stockholders’ equity	$780,428	$570,737

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues:
Products	$115,828	$81,359	$189,701	$137,189
Services	35,712	27,826	70,610	57,865

Total revenues	151,540	109,185	260,311	195,054

Costs of products sold and services provided:
Products	84,392	56,346	140,546	97,655
Services	4,926	4,776	9,195	9,325

Total costs of products sold and services provided	89,318	61,122	149,741	106,980

Gross profit:
Products	31,436	25,013	49,155	39,534
Services	30,786	23,050	61,415	48,540

Total gross profit	62,222	48,063	110,570	88,074

Operating expenses:
Advertising and selling	24,855	21,890	41,419	39,541
General and administrative	20,354	11,467	36,764	23,396

Total operating expenses	45,209	33,357	78,183	62,937

Income from operations	17,013	14,706	32,387	25,137

Other income and expenses:
Interest income	(339)	(129)	(637)	(295)
Interest expense	7,009	4,986	15,235	9,767
Other expense (income), net	249	(44)	(1,295)	(88)

Total other expenses, net	6,919	4,813	13,303	9,384

Income before income tax	10,094	9,893	19,084	15,753
Income tax expense	3,987	3,992	7,534	6,425

Net income	$6,107	$5,901	$11,550	$9,328

Other comprehensive income:
Foreign currency translation adjustments	3,987	29	6,387	130

Comprehensive income	$10,094	$5,930	$17,937	$9,458

Net income per Common Share — basic	$0.22	$0.20	$0.41	$0.32

Net income per Common Share — diluted	$0.21	$0.19	$0.39	$0.31

Weighted average common shares outstanding:
Basic	28,335	29,404	28,283	29,429

Diluted	29,762	30,417	29,479	30,481

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$11,550	$9,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,201	5,116
Gain from sale of business and related transaction	—	(991)
Stock-based compensation expense	959	304
Amortization and write off of deferred financing costs	2,294	776
Provision for doubtful accounts	1,481	1,769
Deferred income taxes	753	862
Decrease in cash due to changes in operating assets and liabilities, net of acquisition	(5,275)	(908)

Net cash provided by operating activities	18,963	16,256

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(96,717)	—
Capital expenditures	(4,849)	(5,425)
Proceeds from sale of business	—	3,500

Net cash used in investing activities	(101,566)	(1,925)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing costs	148,536	—
Repayments of long-term debt	(50,375)	(5,936)
Excess tax benefit from stock-based compensation	654	196
Proceeds from exercise of stock options	422	184
Purchase of company stock	—	(3,307)

Net cash provided by (used in) financing activities	99,237	(8,863)

Effect of foreign exchange rate changes on cash and cash equivalents	3,172	130

Net increase in cash and cash equivalents	19,806	5,598

Cash and cash equivalents at beginning of period	10,954	8,890

Cash and cash equivalents at end of period	$30,760	$14,488

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$12,386	$8,972

Income taxes, net	$9,676	$2,539

Non-cash disclosure:
Issuance of notes payable associated with the purchase of Interflora Holdings Limited	$23,313

Issuance of treasury stock associated with the purchase of Interflora Holdings Limited	$3,206

Issuance of notes receivable associated with the sale of Renaissance		$1,805

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

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
     As used in this Form 10-Q, the term “Company” refers to FTD Group, Inc. and its consolidated subsidiaries, including FTD, Inc. taken as a whole. FTD, Inc. is a Delaware corporation that commenced operations in 1994 and includes the operations of its principal operating subsidiaries, Florists’ Transworld Delivery, Inc. (“FTD” or the “Operating Company”), FTD.COM, INC. (“FTD.COM”) and Interflora British Unit.
     On July 31, 2006, the Company completed its acquisition of Interflora Holdings Limited (“Interflora”), the parent company of Interflora British Unit, a U.K. based provider of floral-related products and services to consumers and retail floral locations in the U.K. and the Republic of Ireland. Refer to Note 2 below. As a result of the Interflora acquisition, the Company also acquired majority control of Interflora, Inc. Interflora, Inc. is an international clearinghouse for flowers-by-wire order exchanges between its members. The results of operations associated with Interflora and Interflora, Inc. are included in a new international segment.
     All intercompany accounts and transactions have been eliminated in consolidation.
     Certain amounts reported within total revenues and costs of products sold and services provided have been reclassified between products and services in the fiscal year 2006 financial statements to conform to current year presentation. Such reclassifications primarily related to service fees in the consumer segment and did not affect reported total revenues or costs of products sold and services provided.
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“SFAS 158”), effective for the Company’s fiscal year ending June 30, 2007. SFAS 158 requires the balance sheet recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability along with a corresponding after-tax adjustment to accumulated other comprehensive income (loss) included in stockholders’ equity. The Company is currently evaluating the impact the adoption of SFAS 158 will have on the Company’s consolidated financial statements.
     In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company’s fiscal year ending June 30, 2008, with early adoption permitted. The Company is currently evaluating the impact the adoption of FIN 48 will have on the Company’s consolidated financial statements.
Note 2. Acquisition of Interflora Holdings Limited
     On July 31, 2006, in connection with the Company’s international expansion strategy, the Company completed the acquisition of Interflora for a purchase price of approximately $122.8 million (£66 million) plus transaction related costs totaling $2.3 million. Approximately $98.6 million of the acquisition price was paid in cash at closing and $1.9 million of cash was acquired in connection with the purchase. The consideration included approximately $23.3 million (£12.5 million) as notes payable of which, $21.6 million (£11.6 million) will be paid in May 2007 and the remainder, $1.7 million (£0.9 million), will be paid in August 2008. The remainder of the purchase price ($3.2 million) was funded through the issuance of 216,374 shares of common stock (consisting of treasury shares) to certain senior managers of Interflora. The Company financed the acquisition with a new senior secured credit facility consisting of a $150.0 million term loan and a $75.0 million revolving credit facility. The proceeds from the new facility were also used to repay the Company’s existing term loan. Refer to Note 4 below. In addition, the Company entered into foreign currency forward exchange contracts totaling £61.8 million to hedge the acquisition cost. A contract in the amount of £51.0 million was settled on July 28, 2006 and resulted in a gain of $1.4 million, which has been recorded in other income, net within the Condensed Consolidated Statements of Income and Comprehensive Income. The remaining forward contracts include a contract for £10 million, expected to be settled during the fourth quarter of fiscal year 2007 and a contract for £0.8 million, expected to be settled during the first quarter of fiscal year 2009. The settlement of these contracts coincide with the due dates of the notes payable related to the acquisition of Interflora. For the three-month and six-month periods ended December 31, 2006, other expense (income), net included $0.2 million of expense and $1.3 million of income, respectively, primarily related to mark-to-market adjustments on forward contracts.
     Financial results for Interflora are included herein beginning August 1, 2006. The pro forma information below presents the results of operations as if the acquisition occurred on July 1, 2005 (in thousands, except per share amounts). Pro forma financial information related to Interflora, Inc. has not been included herein, as the operating results of Interflora, Inc. are not considered material to the Company’s operating results.

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2005	2006	2005
Proforma revenues	$138,396	$270,964	$247,571

Proforma income from operations	$17,426	$33,262	$29,393

Proforma net income	$6,827	$11,720	$10,307

Proforma net income per share — basic	$0.23	$0.41	$0.35

Proforma net income per share — diluted	$0.22	$0.40	$0.34

     The preliminary allocation of the acquisition cost is shown in the table below (in thousands). Such allocation will be finalized when appraisals and fair value adjustments are completed.

Goodwill	$76,024
Trademark	61,764
Computer software	4,372
Land and building	2,942
Other intangible assets (customer list)	1,711
Deferred tax liability	(20,464)
Other assets acquired and liabilities assumed, net	(1,211)

Total preliminary allocation of acquisition cost	$125,138

     Goodwill and trademark assets are considered indefinite lived and therefore will not be subject to amortization, but will instead be subject to an annual impairment test. Computer software will be amortized over 5 years; the customer list will be amortized over 3 years.
     The Company implemented a deferred compensation plan for certain members of Interflora management. Under the terms of the plan, participants will be paid a cash bonus upon achieving a specified annual earnings target if such target is achieved in any annual period within the next seven years. The maximum payout under such plan is £2.9 million. During the three-month and six-month periods ended December 31, 2006, the Company recorded $0.4 million and $0.6 million of expense, respectively, related to this deferred compensation plan.
Note 3. Goodwill and Other Intangibles
     Goodwill resulting from the Interflora acquisition will be reported as part of the international segment.
     The changes in the carrying amount of goodwill, trademark and amortizable intangible assets, the related accumulated amortization as of December 31, 2006 and the estimated amortization expense are as follows (in thousands):

	Consumer	Florist	International
	Segment	Segment	Segment	Total
Goodwill:
Balance at June 30, 2006	$178,141	$158,518	$—	$336,659
Acquisition of Interflora	—	—	76,024	76,024
Impact of foreign exchange	—	—	3,835	3,835

Balance at December 31, 2006	$178,141	$158,518	$79,859	$416,518

Trademark:
Balance at June 30, 2006	$67,842	$53,735	$—	$121,577
Acquisition of Interflora	—	—	61,764	61,764
Impact of foreign exchange	—	—	3,110	3,110

Balance at December 31, 2006	$67,842	$53,735	$64,874	$186,451

	December 31, 2006			June 30, 2006
			Net
	Gross Carrying	Accumulated	Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable Intangible Assets:
Customer lists	$14,634	$7,474	$7,160	$12,836	$5,940	$6,896
Non-compete agreements	100	70	30	100	53	47

Total	$14,734	$7,544	$7,190	$12,936	$5,993	$6,943

     Also included within Intangible Assets on the balance sheet is a URL asset, valued at $7.8 million, which is an indefinite lived asset and is subject to an annual impairment test.

Estimated amortization expense (in thousands):
For the remaining six-month period ending June 30, 2007	$1,601
For the year ending June 30, 2008	$3,180
For the year ending June 30, 2009	$2,332
For the year ending June 30, 2010	$77
Note 4. Financing Arrangements
     On July 28, 2006, in connection with the Interflora acquisition, FTD, Inc. entered into a new senior secured credit facility consisting of a $150.0 million term loan and a $75.0 million revolving credit facility (the “2006 Credit Agreement”). Borrowings under the 2006 Credit Agreement bear interest based on a margin over, at FTD Inc.’s option, either the base rate or the London Bank Offered Rate (“LIBOR”). The applicable margin for borrowings varies based on the Company’s consolidated leverage ratio, as defined in the 2006 Credit Agreement. The interest rate at December 31, 2006 on the term loan was 7.35%. The Credit Agreement also requires the Company to pay commitment fees on the unused portion of the revolving credit facility. Commitment fees totaled $0.1 million for the three-month and six-month periods ended December 31, 2006. The 2006 Credit Agreement also includes covenants that, among other things, require that FTD, Inc. maintain a ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments) of no more than 5.75 to 1.00 and a fixed charge ratio of no less than 1.30 to 1.00. Such ratios adjust quarterly in accordance with the terms of the 2006 Credit Agreement. FTD, Inc. was in compliance with all debt covenants as of December 31, 2006.
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
     In conjunction with the Company’s completion of a going private transaction on February 24, 2004, FTD, Inc. entered into a senior secured credit facility (the “2004 Credit Agreement”). There was $50.0 million in outstanding debt at June 30, 2006 under the 2004 Credit Agreement, which was subsequently paid off on July 28, 2006. As a result of repaying the 2004 Credit Agreement, the Company wrote off $1.8 million of deferred financing costs, net of accumulated amortization, during the first quarter of fiscal year 2007. This expense is recorded in interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. In connection with the 2006 Credit Agreement, the Company incurred $1.5 million of deferred financing costs, which were allocated, pro rata, to the six-year revolving credit facility and the seven-year term loan and are being amortized using the effective interest method.
     At December 31, 2006, the Company had $149.6 million outstanding under the 2006 Credit Agreement and $25.8 million in outstanding letters of credit, $24.5 million of which related to the notes payable from the acquisition of Interflora, and, as a result, the revolving credit facility had availability of approximately $49.2 million.
Note 5. Net Income Per Common Share
     The computations of basic and diluted net income per common share for the three-month and six-month periods ended December 31, 2006 and 2005 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income	$6,107	$5,901	$11,550	$9,328

Weighted average common shares outstanding — basic	28,335	29,404	28,283	29,429
Effect of dilutive securities — stock options	1,427	1,013	1,196	1,052

Weighted average common shares outstanding — diluted	29,762	30,417	29,479	30,481

Net income per share of Common Stock — basic	$0.22	$0.20	$0.41	$0.32

Net income per share of Common Stock — diluted	$0.21	$0.19	$0.39	$0.31

     For the three-month and six-month periods ended December 31, 2006 there were 12,500 and 1,015,217 outstanding stock options, respectively, that were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company’s Common Stock during the periods and therefore, were anti-dilutive. For the three-month and six-month periods ended December 31, 2005, there were 175,000 and 100,000, respectively, outstanding stock options which were not included in the computation of diluted earnings per share because their effect was anti-dilutive.
Note 6. Pension and Other Post-Retirement Benefit Plans
     The Company’s defined benefit pension plan and post-retirement benefit plan relate to a limited number of employees and retirees. Such plans were frozen in 1997. The table below provides the components of pension expense for the defined benefit plan for the three-month and six-month periods ended December 31, 2006 and 2005 (in thousands):

	Salaried Employees’ Pension Plan
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Service cost	$13	$14	$26	$28
Interest cost	26	27	52	55
Expected return on assets	(23)	(22)	(46)	(45)
Amortization	1	9	2	18

Net periodic benefit cost	$17	$28	$34	$56

     The following table provides the components of net periodic post-retirement benefit costs for the three-month and six-month periods ended December 31, 2006 and 2005 (in thousands):

	Retiree Medical Plan
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Interest cost	$22	$20	$44	$40

Net periodic benefit cost	$22	$20	$44	$40

Note 7. Stock-Based Compensation
     The Company adopted SFAS 123 (R), Share-Based Payment (“SFAS 123 (R)”) on July 1, 2005 using the modified prospective method and Black-Scholes as the option valuation model. During the three-month and six-month periods ended December 31, 2006 and 2005, the Company granted 12,500 and 1,380,217 options, and 7,500 and 62,500 options, respectively, to various employees and directors of the Company. Outstanding non-qualified stock options have an expiration date ten years from the date of grant and begin vesting as early as the date of grant, dependent upon the individual agreements. All stock options were granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant.
     During the six-month period ended December 31, 2006, 116,666 options were forfeited, none of which were forfeited during the three-month period ended December 31, 2006. During the three-month and six-month periods ended December 31, 2005, 150,667 options were forfeited. During the six-month period ended December 31, 2006, 140,780 options were exercised, none of which were exercised during the three-month period ended December 31, 2006. During the three-month and six-month periods ended December 31, 2005, the Company issued 25,556 and 30,391 shares, respectively, of Common Stock in connection with the exercise of vested stock options. In addition, during the three-month period ended December 31, 2005, the Company reissued 31,112 shares of Treasury Stock in connection with the exercise of vested stock options.
     Stock-based compensation expense was $0.6 million and $1.0 million, and $0.1 million and $0.3 million for the three-month and six-month periods ended December 31, 2006, and 2005, respectively. Stock-based compensation expense for the three-month and six-month periods ended December 31, 2006 may not be indicative of the expense for the entire fiscal year.
Note 8. Commitments and Contingencies
     The Company is involved in various claims and lawsuits and other matters arising in the normal course of business. In the opinion of management of the Company, although the outcome of these claims and suits are uncertain, they should not have a material adverse effect on the Company’s financial condition, liquidity or results of operations.
Note 9. Segment Information
     For purposes of managing the Company, management reviews segment financial performance to the operating income level for each of its reportable segments. As such, interest income, interest expense and tax expense are reviewed on a consolidated corporate basis. Revenue and expenses earned and charged between segments are eliminated in consolidation.
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
     The international segment is primarily comprised of Interflora, which has both a florist business and consumer business, provides products and services to enable its members to send and deliver floral orders. Interflora is also an Internet and telephone marketer of flowers and specialty gift items to consumers, operating primarily through the www.interflora.co.uk Web site and a toll-free telephone number.
     The corporate segment includes costs related to corporate headquarters, including accounting, executive, legal, facilities, information technology and credit and collections. Costs related to facilities, information technology and credit and collections are allocated to the consumer and florist segments.
     Of the Company’s assets totaling $780.4 million at December 31, 2006, the assets of the Company’s consumer segment totaled approximately $264.9 million, the assets of the Company’s international segment totaled $193.3 million and the assets of the Company’s florist segment and corporate headquarters totaled $322.2 million.
     The following table reports the Company’s operating results by reportable segment for the three-month periods ended December 31, 2006 and 2005:

	Three Months Ended December 31,
	2006			2005
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
	(in thousands)
Revenues:
Consumer segment	$73,941	$(4,466)	$69,475	$68,003	$(4,721)	$63,282
Florist segment	44,702	(124)	44,578	45,989	(86)	45,903
International segment	37,422	65	37,487	—	—	—

Total	156,065	(4,525)	151,540	113,992	(4,807)	109,185

Cost of Products Sold and Services Provided:
Consumer segment	50,709	(669)	50,040	47,040	(643)	46,397
Florist segment	13,908	(844)	13,064	14,953	(851)	14,102
International segment	25,740	(24)	25,716	—	—	—
Corporate	498	—	498	623	—	623

	90,855	(1,537)	89,318	62,616	(1,494)	61,122

Gross Profit:
Consumer segment	23,232	(3,797)	19,435	20,963	(4,078)	16,885
Florist segment	30,794	720	31,514	31,036	765	31,801
International segment	11,682	89	11,771	—	—	—
Corporate	(498)	—	(498)	(623)	—	(623)

Total	65,210	(2,988)	62,222	51,376	(3,313)	48,063

Advertising and Selling:
Consumer segment	8,855	—	8,855	7,835	—	7,835
Florist segment	15,850	(3,076)	12,774	17,368	(3,313)	14,055
International segment	3,296	(70)	3,226	—	—	—

Total	28,001	(3,146)	24,855	25,203	(3,313)	21,890

General and Administrative
Consumer segment	6,439	(692)	5,747	4,871	(623)	4,248
Florist segment	2,031	—	2,031	946	—	946
International segment	5,722	121	5,843	—	—	—
Corporate	6,041	692	6,733	5,650	623	6,273

Total	20,233	121	20,354	11,467	—	11,467

Operating Income (Loss) before Corporate Allocations:
Consumer segment	7,938	(3,105)	4,833	8,257	(3,455)	4,802
Florist segment	12,913	3,796	16,709	12,722	4,078	16,800
International segment	2,664	38	2,702	—	—	—
Corporate	(6,539)	(692)	(7,231)	(6,273)	(623)	(6,896)

Total	16,976	37	17,013	14,706	—	14,706

Corporate Allocations:
Consumer segment	1,053	—	1,053	867	—	867
Florist segment	2,331	—	2,331	2,683	—	2,683
International segment	—	—	—	—	—	—
Corporate	(3,384)	—	(3,384)	(3,550)	—	(3,550)

Total	—	—	—	—	—	—

Operating Income (Loss):
Consumer segment	6,885	(3,105)	3,780	7,390	(3,455)	3,935
Florist segment	10,582	3,796	14,378	10,039	4,078	14,117
International segment	2,664	38	2,702	—	—	—
Corporate	(3,155)	(692)	(3,847)	(2,723)	(623)	(3,346)

Total	$16,976	$37	$17,013	$14,706	$—	$14,706

Depreciation and Amortization:
Consumer segment	$993	$—	$993	$840	$—	$840
Florist segment	797	—	797	862	—	862
International segment	1,129	—	1,129	—	—	—
Corporate	966	—	966	965	—	965

Total	$3,885	$—	$3,885	$2,667	$—	$2,667

     The following table reports the Company’s operating results by reportable segment for the six-month periods ended December 31, 2006 and 2005:

	Six Months Ended December 31,
	2006			2005
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
	(in thousands)
Revenues:
Consumer segment	$124,809	$(7,941)	$116,868	$112,953	$(8,112)	$104,841
Florist segment	88,583	(184)	88,399	90,344	(131)	90,213
International segment	54,946	98	55,044	—	—	—

Total	268,338	(8,027)	260,311	203,297	(8,243)	195,054

Cost of Products Sold and Services Provided:
Consumer segment	84,614	(1,127)	83,487	77,917	(1,062)	76,855
Florist segment	29,199	(1,671)	27,528	30,636	(1,696)	28,940
International segment	37,752	(40)	37,712	—	—	—
Corporate	1,014	—	1,014	1,185	—	1,185

	152,579	(2,838)	149,741	109,738	(2,758)	106,980

Gross Profit:
Consumer segment	40,195	(6,814)	33,381	35,036	(7,050)	27,986
Florist segment	59,384	1,487	60,871	59,708	1,565	61,273
International segment	17,194	138	17,332	—	—	—
Corporate	(1,014)	—	(1,014)	(1,185)	—	(1,185)

Total	115,759	(5,189)	110,570	93,559	(5,485)	88,074

Advertising and Selling:
Consumer segment	13,741	—	13,741	12,367	—	12,367
Florist segment	28,574	(5,325)	23,249	32,659	(5,485)	27,174
International segment	4,542	(113)	4,429	—	—	—

Total	46,857	(5,438)	41,419	45,026	(5,485)	39,541

General and Administrative
Consumer segment	11,379	(1,154)	10,225	8,526	(1,050)	7,476
Florist segment	4,296	—	4,296	3,230	—	3,230
International segment	8,745	257	9,002	—	—	—
Corporate	12,087	1,154	13,241	11,640	1,050	12,690

Total	36,507	257	36,764	23,396	—	23,396

Operating Income (Loss) before Corporate Allocations:
Consumer segment	15,075	(5,660)	9,415	14,143	(6,000)	8,143
Florist segment	26,514	6,812	33,326	23,819	7,050	30,869
International segment	3,907	(6)	3,901	—	—	—
Corporate	(13,101)	(1,154)	(14,255)	(12,825)	(1,050)	(13,875)

Total	32,395	(8)	32,387	25,137	—	25,137

Corporate Allocations:
Consumer segment	1,870	—	1,870	1,602	—	1,602
Florist segment	4,723	—	4,723	5,496	—	5,496
International segment	—	—	—	—	—	—
Corporate	(6,593)	—	(6,593)	(7,098)	—	(7,098)

Total	—	—	—	—	—	—

Operating Income (Loss):
Consumer segment	13,205	(5,660)	7,545	12,541	(6,000)	6,541
Florist segment	21,791	6,812	28,603	18,323	7,050	25,373
International segment	3,907	(6)	3,901	—	—	—
Corporate	(6,508)	(1,154)	(7,662)	(5,727)	(1,050)	(6,777)

Total	$32,395	$(8)	$32,387	$25,137	$—	$25,137

Depreciation and Amortization:
Consumer segment	$1,933	$—	$1,933	$1,457	$—	$1,457
Florist segment	1,631	—	1,631	1,730	—	1,730
International segment	1,705	—	1,705	—	—	—
Corporate	1,932	—	1,932	1,929	—	1,929

Total	$7,201	$—	$7,201	$5,116	$—	$5,116

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
     This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include statements regarding the Company’s outlook, anticipated revenue growth and profitability; anticipated benefits of its acquisition of Interflora Holdings Limited, anticipated benefits of investments in new products, programs and offerings and opportunities and trends within both the domestic and international floral businesses, including opportunities to expand these businesses and capitalize on growth opportunities or increase penetration of service offerings. These forward-looking statements are based on management’s current expectations, assumptions, estimates and projections about the Company and the Company’s industry. Investors are cautioned that actual results could materially differ from those contained in any forward-looking statements as a result of: the Company’s ability to acquire and retain FTD and Interflora members and continued recognition by members of the value of the Company’s products and services; the acceptance by members of new or modified service offerings recently introduced; the Company’s ability to sell additional products and services to members; the Company’s ability to expand existing marketing partnerships and secure new marketing partners within the domestic and international consumer businesses; the success of the Company’s marketing campaigns; the ability to retain customers and maintain average order value within the domestic and international consumer businesses; the existence of failures in the Company’s computer systems; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company’s ability to manage or reduce its level of expenses within both the domestic and international businesses; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; the Company’s ability to increase capacity and introduce enhancements to its Web sites; the Company’s ability to integrate Interflora and additional partners or acquisitions, if any are identified; and other factors described in this quarterly report on Form 10-Q and in the Company’s annual report on Form 10-K, including under Item 1A – “Risk Factors,” as well as other potential risks and uncertainties, which are discussed in the Company’s other reports and documents filed with the Securities and Exchange Commission (“SEC”). The Company expressly disclaims any obligation to update its forward-looking statements.
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
     Please refer to the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in FTD Group, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2006, which was filed with the SEC on September 13, 2006. Except as discussed in this Item 2, the Company is not aware of any material changes to such information.
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
     Corporate Segment. The corporate segment includes costs related to corporate headquarters, including accounting, executive, legal, facilities, information technology and credit and collections. Costs related to facilities, information technology and credit and collections are allocated to the consumer and florist segments.
     Seasonality. In view of seasonal variations in the revenues and operating results of the Company’s florist, consumer and international business segments, the Company believes that comparisons of its revenues and operating results for any period with those of the immediately preceding period, or in some instances, the same period of the preceding fiscal year may be of limited relevance in evaluating the Company’s historical performance and predicting the Company’s future financial performance. The Company’s working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth below.
     Revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, fall within that quarter. In addition, depending on the year, the popular floral holidays of Easter and Mother’s Day in the U.K. sometimes fall within the quarter ending March 31 and sometimes fall within the quarter ending June 30.
Three Months Ended December 31, 2006 compared to the Three Months Ended December 31, 2005
Total revenues

	Three Months Ended
	December 31,
	2006	2005	% Change
	(in thousands)
Consumer segment	$69,475	$63,282	9.8%
Florist segment	44,578	45,903	(2.9%)
International segment	37,487	—	N/A

Total revenues	$151,540	$109,185	38.8%

     Second quarter fiscal year 2007 consolidated revenue grew $42.3 million, or 38.8%, to $151.5 million, compared to revenue of $109.2 million for the same period of fiscal year 2006. The Company acquired Interflora on July 31, 2006 and reports its results within the Company’s international segment. The international segment accounted for $37.5 million of the increase in revenue for the period. Growth in the Company’s domestic consumer and florist segments contributed the remaining $4.8 million increase.
     The consumer segment achieved revenues of $69.5 million in the second quarter of fiscal year 2007, compared to revenues of $63.3 million in the same period of fiscal year 2006, representing a 9.8% increase. Growth was driven by a 7.2% increase in order volume, which totaled 1,136,000 during the second quarter of fiscal year 2007 compared to 1,060,000 orders in the same period of fiscal year 2006. Average order value increased slightly to $60.01 for the second quarter of fiscal year 2007, compared to $59.33 for the same period of fiscal year 2006. The percentage of Internet orders decreased slightly to 88.5% from 89.3% in the second quarter of fiscal year 2006, partially due to strong growth in phone order volume. Also contributing to the increase in revenue in the consumer segment is an increase in advertising revenue, which is related to a program the Company initiated in December 2005.
     Florist segment revenues are comprised of products and service offerings to FTD members and other retail locations offering floral products. The florist segment achieved revenues of $44.6 million in the second quarter of fiscal year 2007, compared to revenues of $45.9 million in the same period of fiscal year 2006. Revenues in the second quarter of the prior fiscal year included $1.8 million of revenue related to Renaissance Greeting Cards, Inc. (“Renaissance”). The Company sold substantially all the assets and certain liabilities of Renaissance in December 2005. Excluding the revenue from the prior year related to Renaissance, revenues from the florist segment grew 1.0% over the same period of the prior year primarily as a result of an increase in sales related to the Company’s online services and an increase in the number of technology systems sold, partially offset by a decrease in revenue from membership publications.
     The international segment achieved revenues of $37.5 million in the second quarter of fiscal year 2007, driven by sales volume in Interflora’s consumer and florist businesses. Consumer orders in the international segment totaled 473,000 with an average order value of $64.64. Internet orders comprised 69.3% of the total order volume.
Total gross profit

	Three Months Ended
	December 31,
	2006	2005	% Change
	(in thousands)
Consumer segment	$19,435	$16,885	15.1%
Florist segment	31,514	31,801	(0.9%)
International segment	11,771	—	N/A
Corporate	(498)	(623)	(20.1%)

Total gross profit	$62,222	$48,063	29.5%

     Gross profit increased by $14.1 million, or 29.5% to $62.2 million for the second quarter of fiscal year 2007, compared to gross profit for the second quarter of fiscal year 2006 of $48.1 million. Total gross margin decreased to 41.1% for the second quarter of fiscal year 2007 from 44.0% for the same period in fiscal year 2006, primarily due to the addition of the international segment.
     Gross profit associated with the consumer segment increased by $2.5 million, or 15.1%, to $19.4 million for the second quarter of fiscal year 2007, compared to $16.9 million for the second quarter of fiscal year 2006. Gross margin for the consumer segment increased to 28.0% for the second quarter of fiscal year 2007, compared to 26.7% for same period in fiscal year 2006, primarily due to an increase in advertising revenue and savings in product guarantee expense in the current fiscal year due to process improvements implemented since the second quarter of fiscal year 2006, partially offset by an increase in promotional pricing.
     Gross profit associated with the florist segment decreased by $0.3 million, or 0.9%, to $31.5 million for the second quarter of fiscal year 2007, compared to $31.8 million for the second quarter of fiscal year 2006. Gross margin for the florist segment increased to 70.7% for the second quarter of fiscal year 2007, compared to 69.3% for the same period in fiscal year 2006, primarily due to the increase of technology system sales, including both an increase in profitability on systems sold as well as an increase in number of units sold.
     For the second quarter of fiscal year 2007, gross profit associated with the international segment was $11.8 million and gross margin for the international segment was 31.4%.
     Costs associated with corporate activities remained relatively consistent at $0.5 million for the second quarter of fiscal year 2007, compared to $0.6 million for the second quarter of fiscal year 2006. These costs are related to the development and maintenance of internal corporate technology platforms supporting the florist and consumer segments.
Advertising and selling costs

	Three Months Ended
	December 31,
	2006	2005	% Change
	(in thousands)
Consumer segment	$8,855	$7,835	13.0%
Florist segment	12,774	14,055	(9.1%)
International segment	3,226	—	N/A

Total advertising and selling costs	$24,855	$21,890	13.5%

     Advertising and selling costs increased $3.0 million, or 13.5%, to $24.9 million for the second quarter of fiscal year 2007, compared to $21.9 million for the second quarter of fiscal year 2006. As a percentage of revenue, advertising and selling costs decreased to 16.4% for the second quarter of fiscal year 2007 compared to 20.0% for the second quarter of fiscal year 2006.
     Advertising and selling costs associated with the consumer segment increased $1.1 million, or 13.0%, to $8.9 million for the second quarter of fiscal year 2007, compared to $7.8 million for the second quarter of fiscal year 2006. Advertising and selling costs as a percentage of revenue associated with the consumer segment increased to 12.7% for the second quarter of fiscal year 2007 compared to 12.4% for the second quarter of fiscal year 2006. This increase was primarily due to a higher mix of online search order volume and an increase in cost per order.
     Advertising and selling costs associated with the florist segment decreased $1.3 million, or 9.1%, to $12.8 million for the second quarter of fiscal year 2007 compared to $14.1 million for the second quarter of fiscal year 2006. Advertising and selling costs as a percentage of revenue associated with the florist segment decreased to 28.7% for the second quarter of fiscal year 2007 compared to 30.6% for the second quarter of fiscal year 2006. The decrease in advertising and selling costs was primarily due to the sale of Renaissance, which accounted for $1.2 million of advertising and selling costs in the prior year quarter.
     Advertising and selling costs associated with the international segment totaled $3.2 million, or 8.6% of international segment revenue for the second quarter of fiscal year 2007.
General and administrative costs

	Three Months Ended
	December 31,
	2006	2005	% Change
	(in thousands)
Consumer segment	$5,747	$4,248	35.3%
Florist segment	2,031	946	114.7%
International segment	5,843	—	N/A
Corporate	6,733	6,273	7.3%

Total general and administrative costs	$20,354	$11,467	77.5%

     General and administrative costs increased by $8.9 million, or 77.5%, to $20.4 million for the second quarter of fiscal year 2007, compared to $11.5 million for the second quarter of fiscal year 2006.
     General and administrative costs associated with the consumer segment increased by $1.5 million, or 35.3%, to $5.7 million for the second quarter of fiscal year 2007, compared to $4.2 million for the second quarter of fiscal year 2006. This increase is primarily due to investment spending in the consumer segment’s technology infrastructure, including increased headcount as well as an increase in amortization expense associated with technology improvements put in service over the last year.
     General and administrative costs associated with the florist segment increased by $1.1 million to $2.0 million for the second quarter of fiscal year 2007, compared to $0.9 million for the second quarter of fiscal year 2006. The increase is primarily due to an offset in the prior year related to the $1.0 million gain recognized as a result of the sale of Renaissance.
     General and administrative costs associated with the international segment were $5.8 million for the second quarter of fiscal year 2007.
     Corporate general and administrative costs increased by $0.4 million, or 7.3%, to $6.7 million for the second quarter of fiscal year 2007, compared to $6.3 million for the second quarter of fiscal year 2006, primarily as a result of an increase in salaries and audit fees, partially offset by a decrease in legal fees.

Other income and expenses

	Three Months Ended
	December 31,
	2006	2005	% Change
	(in thousands)
Interest income	$(339)	$(129)	162.8%
Interest expense	7,009	4,986	40.6%
Other expense (income), net	249	(44)	(665.9%)

Total other income and expenses	$6,919	$4,813	43.8%

     Interest income increased to $0.3 million for the second quarter of fiscal year 2007 compared to $0.1 million for the second quarter of fiscal year 2006 primarily due to increased average cash balances in fiscal year 2007.
     Interest expense increased by $2.0 million, or 40.6%, to $7.0 million for the second quarter of fiscal year 2007, compared to $5.0 million for the second quarter of fiscal year 2006. The increase related to an increase in outstanding indebtedness related to the July 2006 refinancing of the Company’s credit facility in connection with the Interflora acquisition, whereby the Company entered into a new senior secured credit facility.
     Other expense (income), net increased to $0.2 million of expense for the second quarter of fiscal year 2007, compared to income of $44,000 for the second quarter of fiscal year 2006. The loss in fiscal year 2007 primarily related to foreign currency exchange losses on indebtedness which was entered into in connection with the Interflora acquisition, partially offset by recognized gains on foreign currency forward exchange contracts the Company entered into in connection with the Interflora acquisition.
Six Months Ended December 31, 2006 compared to the Six Months Ended December 31, 2005
     The Company acquired Interflora on July 31, 2006, and, as a result, five months of Interflora’s financial results are included in the six-month period ended December 31, 2006.
Total revenues

	Six Months Ended
	December 31,
	2006	2005	% Change
	(in thousands)
Consumer segment	$116,868	$104,841	11.5%
Florist segment	88,399	90,213	(2.0%)
International segment	55,044	—	N/A

Total revenues	$260,311	$195,054	33.5%

     Six-month period ended December 31, 2006 consolidated revenue grew $65.2 million, or 33.5%, to $260.3 million, compared to revenue of $195.1 million for the same period of the prior fiscal year. The international segment accounted for $55.0 million of this increase in revenue. Growth in the Company’s consumer and florist segments contributed the remaining $10.2 million increase.
     The consumer segment achieved revenues of $116.9 million in the six-month period ended December 31, 2006, compared to revenues of $104.8 million in the same period of the prior fiscal year, representing a 11.5% increase. Growth was driven by an 8.9% increase in order volumes, which totaled 1,904,000 during the six-month period ended December 31, 2006 compared to 1,749,000 orders in the same period of the prior fiscal year. Average order value increased slightly to $60.22 for the six-month period ended December 31, 2006, compared to $59.71 for the same period of the prior fiscal year. The percentage of Internet orders for the six-month period ended December 31, 2006 decreased slightly to 88.3% from 88.8% for the six-month period ended December 31, 2005. Also contributing to the increase in revenue is advertising revenue, which is related to a program the Company initiated in December 2005.

     Florist segment revenues are comprised of products and service offerings to FTD members and other retail locations offering floral products. The florist segment achieved revenues of $88.4 million in the six-month period ended December 31, 2006, compared to revenues of $90.2 million in the same period of the prior fiscal year. Revenues in the six-month period ended December 31, 2005 included $3.9 million of revenue related to Renaissance. Excluding the revenue from the prior year related to Renaissance, revenues from the florist segment grew 2.4% over the same period of the prior year primarily as a result of an increase in the number of technology systems sold and an increase in sales related to the Company’s online services.
     The international segment achieved revenues of $55.0 million in the six-month period ended December 31, 2006, driven by sales volume in Interflora’s consumer and florist businesses. Consumer orders in the international segment totaled 701,000 during the period, with an average order value of $64.07. Internet orders comprised 69.4% of the total order volume for the period.
Total gross profit

	Six Months Ended
	December 31,
	2006	2005	% Change
	(in thousands)
Consumer segment	$33,381	$27,986	19.3%
Florist segment	60,871	61,273	(0.7%)
International segment	17,332	—	N/A
Corporate	(1,014)	(1,185)	(14.4%)

Total gross profit	$110,570	$88,074	25.5%

     Gross profit increased by $22.5 million, or 25.5%, to $110.6 million for the six-month period ended December 31, 2006, compared to gross profit for the same period of the prior fiscal year of $88.1 million. Total gross margin decreased to 42.5% for the six-month period ended December 31, 2006 from 45.2% for the same period of the prior fiscal year, primarily due to the addition of the international segment.
     Gross profit associated with the consumer segment increased by $5.4 million, or 19.3%, to $33.4 million for the six-month period ended December 31, 2006, compared to $28.0 million for the same period of the prior fiscal year. Gross margin for the consumer segment increased to 28.6% for the six-month period ended December 31, 2006, compared to 26.7% for same period of the prior fiscal year, primarily due to an increase in advertising revenue and savings in product guarantee expense in the current fiscal year period due to process improvements implemented since December 31, 2005.
     Gross profit associated with the florist segment decreased by $0.4 million, or 0.7%, to $60.9 million for the six-month period ended December 31, 2006, compared to $61.3 million for the same period of the prior fiscal year. Gross margin for the florist segment increased to 68.9% for the six-month period ended December 31, 2006, compared to 67.9% for the same period in the prior fiscal year, primarily due to the increase of technology system sales, including both an increase in profitability of systems sold as well as an increase in number of units sold, partially offset by the sale of Renaissance, a high gross margin business, as well as a decrease in membership fee revenue and member publications revenue, both of which are high margin items.
     For the six-month period ended December 31, 2006, gross profit associated with the international segment was $17.3 million and gross margin for the international segment was 31.5%.
     Costs associated with corporate activities decreased $0.2 million, or 14.4%, to $1.0 million for the six-month period ended December 31, 2006, compared to $1.2 million for the same period of the prior fiscal year. This decrease is primarily related to a decrease in depreciation expense due to assets becoming fully depreciated.

Advertising and selling costs

	Six Months Ended
	December 31,
	2006	2005	% Change
	(in thousands)
Consumer segment	$13,741	$12,367	11.1%
Florist segment	23,249	27,174	(14.4%)
International segment	4,429	—	N/A

Total advertising and selling costs	$41,419	$39,541	4.7%

     Advertising and selling costs increased $1.9 million, or 4.7%, to $41.4 million for the six-month period ended December 31, 2006, compared to $39.5 million for the same period of the prior fiscal year. As a percentage of revenue, advertising and selling costs decreased to 15.9% for the six-month period ended December 31, 2006 compared to 20.3% for the same period of the prior fiscal year.
     Advertising and selling costs associated with the consumer segment increased $1.3 million, or 11.1%, to $13.7 million for the six-month period ended December 31, 2006, compared to $12.4 million for the same period of the prior fiscal year. Advertising and selling costs as a percentage of revenue associated with the consumer segment remained consistent at 11.8% for both of the six-month periods.
     Advertising and selling costs associated with the florist segment decreased $4.0 million, or 14.4%, to $23.2 million for the six-month period ended December 31, 2006 compared to $27.2 million for the same period of the prior fiscal year. Advertising and selling costs as a percentage of revenue associated with the florist segment decreased to 26.3% for the six-month period ended December 31, 2006 compared to 30.1% for the six-month period ended December 31, 2005. The decrease in advertising and selling costs was primarily due to the sale of Renaissance which accounted for $2.5 million of advertising and selling costs in the six-month period ended December 31, 2006, with the remaining decrease related to planned cost reductions related to more efficient member marketing programs.
     Advertising and selling costs associated with the international segment totaled $4.4 million, or 8.0% of revenue for the six-month period ended December 31, 2006.
General and administrative costs

	Six Months Ended
	December 31,
	2006	2005	% Change
	(in thousands)
Consumer segment	$10,225	$7,476	36.8%
Florist segment	4,296	3,230	33.0%
International segment	9,002	—	N/A
Corporate	13,241	12,690	4.3%

Total general and administrative costs	$36,764	$23,396	57.1%

     General and administrative costs increased by $13.4 million, or 57.1%, to $36.8 million for the six-month period ended December 31, 2006, compared to $23.4 million for the same period of the prior fiscal year.
     General and administrative costs associated with the consumer segment increased by $2.7 million, or 36.8%, to $10.2 million for the six-month period ended December 31, 2006, compared to $7.5 million for the same period of the prior fiscal year. This increase is primarily due to investment spending in the consumer segment’s technology infrastructure, including increased headcount and an increase in amortization expense associated with technology improvements put in service over the last year. Also contributing to the increase in general and administrative expense is an increase in salaries and headcount in other administrative areas.
     General and administrative costs associated with the florist segment increased by $1.1 million, or 33.0%, to $4.3 million for the six-month period ended December 31, 2006, compared to $3.2 million for the same period of the prior fiscal year. The increase is primarily due to an offset in the prior year related to the $1.0 million gain recognized as a result of the sale of Renaissance.
     General and administrative costs associated with the international segment were $9.0 million for the six-month period ended December 31, 2006.
     Corporate general and administrative costs increased by $0.5 million, or 4.3%, to $13.2 million for the six-month period ended December 31, 2006, compared to $12.7 million for the same period of the prior fiscal year. This increase was primarily the result of an increase in salaries partially offset by a decrease in legal expense in the current year period.
Other income and expenses

	Six Months Ended
	December 31,
	2006	2005	% Change
	(in thousands)
Interest income	$(637)	$(295)	115.9%
Interest expense	15,235	9,767	56.0%
Other expense (income), net	(1,295)	(88)	1371.6%

Total other income and expenses	$13,303	$9,384	41.8%

     Interest income increased to $0.6 million for the six-month period ended December 31, 2006 compared to $0.3 million for the same period of the prior fiscal year primarily due to an increase in average cash balances.
     Interest expense increased by $5.4 million, or 56.0%, to $15.2 million for the six-month period ended December 31, 2006, compared to $9.8 million for the same period of the prior fiscal year. The increase related to an increase in outstanding indebtedness during the current year period related to the purchase of Interflora as well as a $1.8 million write-off of unamortized deferred financing costs associated with the refinancing of the Company’s existing credit facility in connection with the Interflora acquisition, whereby the Company entered into a new senior secured credit facility.
     Other income increased to $1.3 million for the six-month period ended December 31, 2006, compared to $0.1 million for the same period of the prior fiscal year. This increase is primarily related to recognized gains on foreign currency forward exchange contracts the Company entered into in connection with the Interflora acquisition.
Liquidity and Capital Resources
     As of December 31, 2006, the Company’s debt balance totaled $344.2 million, including notes payable of $24.5 million related to the Interflora acquisition, up from $220.1 million as of June 30, 2006. The Company’s principal sources of liquidity are cash from operations and funds available for borrowing under FTD, Inc.’s senior secured credit facility (the “2006 Credit Agreement”) that was entered into on July 28, 2006, which replaced the 2004 senior secured credit facility (the “2004 Credit Agreement”) and provides for aggregate borrowings of up to $225 million, consisting of a seven-year $150.0 million term loan and a six-year $75.0 million revolving credit facility. As of December 31, 2006, the balance of the term loan under the 2006 Credit Agreement was $149.6 million and the Company had $25.8 million of outstanding letters of credit, $24.5 million of which are related to the notes payable the Company issued in conjunction with the Interflora acquisition and are included in the total debt balance reported above. Borrowings under the revolving credit facility are used to finance working capital, capital expenditures, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs. The revolving credit facility had availability of $49.2 million as of December 31, 2006.
     Cash and cash equivalents increased by $19.8 million to $30.8 million at December 31, 2006 from $11.0 million at June 30, 2006.
     Net cash provided by operating activities was $19.0 million for the six-month period ended December 31, 2006 and $16.3 million for the six-month period ended December 31, 2005. Net income, adjusted for non-cash items, continues to be an important source of funds to finance operating needs and capital expenditures, repay indebtedness and make other strategic investments.

     Net cash used in investing activities was $101.6 million for the six-month period ended December 31, 2006, which included $96.7 million of cash used for the Interflora acquisition and $4.8 million of capital expenditures, primarily related to continued technology developments and improvements.
     Net cash used in investing activities was $1.9 million for the six-month period ended December 31, 2005, which consisted of $5.4 million of capital expenditures, primarily related to a new call center which was opened in October 2005 and other technology developments and improvements, offset by the proceeds received from the sale of Renaissance in December 2005.
     Net cash provided by financing activities was $99.2 million for the six-month period ended December 31, 2006, which primarily consisted of $148.5 million of net proceeds received from the 2006 Credit Agreement, offset by $50.0 million of repayments under the 2004 Credit Agreement and $0.4 million of repayments under the 2006 Credit Agreement. Net cash proceeds from financing activities were used to fund the acquisition of Interflora.
     Net cash used in financing activities was $8.9 million for the six-month period ended December 31, 2005, which primarily consisted of $5.9 million of principal repayments under the 2004 Credit Agreement and $3.3 million of repurchases of the Company’s common stock.
     On October 25, 2005, the Company’s Board of Directors authorized a share repurchase program totaling $30 million, effective through September 30, 2007. These purchases may be made from time to time in both open markets and private transactions, dependent upon market and other conditions. The Company may repurchase shares pursuant to a 10b5-1 plan, which would generally permit the Company to repurchase shares at times when it might otherwise be prevented from doing so under U.S. federal securities laws. No shares were repurchased under this program during six-month period ended December 31, 2006.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company’s exposure to interest rate risk is primarily the result of borrowings under its bank credit facilities. At December 31, 2006, $149.6 million of debt was outstanding under the 2006 Credit Agreement and is subject to variable interest rates. Borrowings under the 2006 Credit Agreement are secured by first priority security interests in, and mortgages on, substantially all of the Company’s tangible and intangible assets. The Company’s results of operations are affected by changes in market interest rates on these borrowings. Approximately 43.5% (or $149.6 million aggregate principal amount) of the Company’s $344.2 million aggregate principal amount of indebtedness as of December 31, 2006 bore interest at variable rates. A 1% increase in the variable interest rate would result in additional annual interest expense of approximately $1.5 million.
     The Company is exposed to foreign currency exchange rate risk with respect to the British pound, the Canadian dollar and the Euro. The resulting foreign currency exchange adjustments are included in the other comprehensive income caption on the consolidated statements of operations and comprehensive income.

     In conjunction with the acquisition of Interflora, the Company entered into forward exchange contracts totaling £61.8 million to hedge the acquisition price. A contract in the amount of £51.0 million was settled on July 28, 2006 and resulted in a gain of $1.4 million, which has been recorded in other expense (income), net within the Condensed Consolidated Statements of Income and Comprehensive Income. The remaining forward contracts include a contract for £10 million, expected to be settled during the fourth quarter of fiscal year 2007 and a contract for £0.8 million, expected to be settled during the first quarter of fiscal year 2009. The settlement of these contracts coincide with the due dates of the notes payable related to the acquisition of Interflora.
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
Changes in Internal Control over Financial Reporting
     The Company acquired Interflora on July 31, 2006 and, as a result of the acquisition, the Company’s internal controls over financial reporting with respect to the consolidation of its financial statements have changed. Management of the Company expects that ongoing processes and controls related to consolidation will continue to be modified during fiscal year 2007. There are no other changes in internal control over financial reporting that occurred during the period that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
     The Company’s business, financial condition, results of operations or cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from anticipated future results. See the discussion in “Forward-Looking Information,” “Risk Factors” and elsewhere in the most recent Annual Report on Form 10-K and in “Forward-Looking Information” and elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to such risk factors provided in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.
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
     (c) On October 25, 2005, the Company’s Board of Directors authorized a share repurchase program totaling $30.0 million, effective through September 30, 2007. These purchases may be made from time to time in both open market and private transactions, dependent upon market and other conditions. The Company may repurchase shares pursuant to a 10b5-1 plan, which would generally permit the Company to repurchase shares at times when it might otherwise be prevented from doing so under U.S. federal securities laws. There were no purchases made by, or on behalf of, the Company, or shares of the Company’s common stock during the six-month period ended December 31, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of the Stockholders was held on November 15, 2006.

(b)	At the Annual Meeting of Stockholders, the stockholders voted to elect ten directors to the Board of Directors of the Company to serve for a term of one year. The votes for the director nominees were as follows:

Director Nominee	For	Withhold
Peter J. Nolan	20,725,423	5,969,664
Robert S. Apatoff	20,612,966	6,082,121
Adam M. Aron	26,471,837	223,250
John R. Baumer	21,669,342	5,025,745
William J. Chardavoyne	26,502,437	192,650

Director Nominee	For	Withhold
Timothy J. Flynn	20,702,654	5,992,433
Ted C. Nark	20,734,926	5,960,161
Michael J. Soenen	21,653,436	5,041,651
Thomas M. White	26,505,937	189,150
Carrie A. Wolfe	21,625,032	5,070,055
(c)	The results of stockholder voting on Proposal 2 were as follows:

Proposal 2 – The ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2007.

For	Against	Abstain
25,950,917	743,920	250
Item 6. Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTD Group, Inc.

Date: February 7, 2007	By:	/S/ BECKY A. SHEEHAN
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