Form 10-Q
period 2007-03-31
FTD Group, Inc.
filed 2007-05-09
CIK 1283157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☐ NO ☑
     As of May 1, 2007, there were 28,940,735 outstanding shares of the issuer’s Common Stock, par value $0.01 per share.

FTD GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FTD GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	March 31, 2007	June 30, 2006
ASSETS

Current assets:
Cash and cash equivalents	$41,379	$10,954
Accounts receivable, less allowance for doubtful accounts of $5,047 at March 31, 2007 and $4,437 at June 30, 2006	47,649	26,044
Inventories, net	3,998	3,542
Other current assets	9,812	5,985

Total current assets	102,838	46,525

Property and equipment:
Property and equipment, at cost	34,268	25,265
Less accumulated depreciation	9,702	6,051

Property and equipment, net	24,566	19,214

Other assets:
Computer software, net	13,509	10,577
Other noncurrent assets	21,172	21,405
Intangible assets, less accumulated amortization of $8,345 at March 31, 2007 and $5,993 at June 30, 2006	14,228	14,780
Trademarks	186,504	121,577
Goodwill	416,567	336,659

Total other assets	651,980	504,998

Total assets	$779,384	$570,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$69,700	$45,273
Notes payable	22,829	—
Other accrued liabilities	32,054	24,083
Current maturities of long-term debt	1,430	1,125
Dividends payable	4,699	—

Total current liabilities	130,712	70,481

Senior secured credit facility	140,820	48,875
Senior subordinated notes	170,117	170,117
Post-retirement benefits, accrued pension obligations and other liabilities	5,066	2,368
Deferred income taxes	83,116	61,160

Stockholders’ equity:
Common stock: $0.01 par value, 75,000,000 shares authorized; 29,482,182 shares issued as of March 31, 2007 and June 30, 2006	295	295
Additional paid-in capital	232,865	233,362
Retained earnings (accumulated deficit)	14,912	(1,554)
Accumulated other comprehensive income	6,675	200
Treasury stock, at cost, 541,447 shares as of March 31, 2007 and 1,504,480 shares as of June 30, 2006	(5,194)	(14,567)

Total stockholders’ equity	249,553	217,736

Total liabilities and stockholders’ equity	$779,384	$570,737

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenues:
Products	$143,483	$95,736	$333,184	$232,925
Services	39,416	32,849	110,026	90,714

Total revenues	182,899	128,585	443,210	323,639

Costs of products sold and services provided:
Products	108,168	69,637	248,714	167,292
Services	3,435	4,326	12,630	13,651

Total costs of products sold and services provided	111,603	73,963	261,344	180,943

Gross profit:
Products	35,315	26,099	84,470	65,633
Services	35,981	28,523	97,396	77,063

Total gross profit	71,296	54,622	181,866	142,696

Operating expenses:
Advertising and selling	27,348	22,743	68,767	62,284
General and administrative	21,498	15,048	58,262	38,444

Total operating expenses	48,846	37,791	127,029	100,728

Income from operations	22,450	16,831	54,837	41,968

Other income and expenses:
Interest income	(489)	(233)	(1,126)	(528)
Interest expense	6,444	4,829	21,679	14,596
Other expense (income), net	570	(118)	(725)	(206)

Total other expenses, net	6,525	4,478	19,828	13,862

Income before income tax	15,925	12,353	35,009	28,106

Income tax expense	6,310	4,932	13,844	11,357

Net income	$9,615	$7,421	$21,165	$16,749

Other comprehensive income:
Foreign currency translation adjustments	88	12	6,475	142

Comprehensive income	$9,703	$7,433	$27,640	$16,891

Net income per common share — basic	$0.34	$0.26	$0.75	$0.58

Net income per common share — diluted	$0.32	$0.26	$0.72	$0.56

Weighted average common shares outstanding:
Basic	28,462	28,111	28,343	28,989

Diluted	29,827	29,031	29,510	30,025

Cash dividends declared per common share	$0.1625	$—	$0.1625	$—

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income	$21,165	$16,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,890	7,740
Gain from sale of business and related transaction	—	(991)
Stock-based compensation expense	1,451	458
Amortization and write off of deferred financing costs	2,512	1,204
Provision for doubtful accounts	2,088	2,589
Deferred income taxes	2,706	500
All other, net of acquisition	(3,419)	(7,519)

Net cash provided by operating activities	37,393	20,730

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(96,717)	—
Capital expenditures	(6,027)	(7,370)
Proceeds from sale of business	—	3,500

Net cash used in investing activities	(102,744)	(3,870)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing costs	148,536	—
Repayments of long-term debt	(57,750)	(11,096)
Excess tax benefit from stock-based compensation	1,904	217
Proceeds from exercise of stock options	2,315	209
Purchase of company stock	—	(14,999)

Net cash provided by (used in) financing activities	95,005	(25,669)

Effect of foreign exchange rate changes on cash and cash equivalents	771	142

Net increase (decrease) in cash and cash equivalents	30,425	(8,667)
Cash and cash equivalents at beginning of period	10,954	8,890

Cash and cash equivalents at end of period	$41,379	$223

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$20,994	$16,131

Income taxes, net	$13,356	$4,570

Non-cash disclosure:
Issuance of notes payable associated with the purchase of Interflora Holdings Limited	$23,313

Issuance of treasury stock associated with the purchase of Interflora Holdings Limited	$3,206

Issuance of notes receivable associated with the sale of Renaissance		$1,805

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
     As used in this Form 10-Q, the term “Company” refers to FTD Group, Inc. and its consolidated subsidiaries, including FTD, Inc. taken as a whole. FTD, Inc. is a Delaware corporation that commenced operations in 1994 and includes the operations of its principal operating subsidiaries, Florists’ Transworld Delivery, Inc., (“FTD” or the “Operating Company”), FTD.COM, INC. (“FTD.COM”) and Interflora British Unit.
     On July 31, 2006, the Company completed its acquisition of Interflora Holdings Limited (“Interflora”), the parent company of Interflora British Unit, a U.K. based provider of floral-related products and services to consumers and retail floral locations in the U.K. and the Republic of Ireland. Refer to Note 4 below. As a result of the Interflora acquisition, the Company also acquired majority control of Interflora, Inc. Interflora, Inc. is an international clearinghouse for flowers-by-wire order exchanges between its members. The results of operations associated with Interflora and Interflora, Inc. are included in a new international segment.
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
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“SFAS 158”), effective for the Company’s fiscal year ending June 30, 2007. SFAS 158 requires the balance sheet recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability along with a corresponding after-tax adjustment to accumulated other comprehensive income included in stockholders’ equity. The Company does not expect the adoption of SFAS 158 to have a material effect on the Company’s consolidated financial statements.
     In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company’s fiscal year ending June 30, 2008, with early adoption permitted. The Company is currently evaluating the impact the adoption of FIN 48 will have on the Company’s consolidated financial statements.
Note 2. Secondary Offering
     On March 12, 2007, the Company closed its underwritten secondary public offering of 6,000,000 shares of common stock. The underwriters exercised in full their over-allotment option for an additional 900,000 shares of common stock at the public offering price of $17.50 per share, less underwriting discounts. Of the shares sold, 6,285,900 shares were sold by affiliates of Leonard Green & Partners, L.P. and 614,100 shares were sold by members of management. As a result of the transaction, the total ownership of affiliates of Leonard Green & Partners, L.P. was reduced from 54.9% to 32.8% and therefore the Company is no longer a “controlled company” as defined under New York Stock Exchange regulations.
     In conjunction with the offering, the Company realized $1.7 million in proceeds from the exercise of stock options by members of management and incurred $0.8 million in offering related costs. These offering related costs have been recorded in other expense (income), net within the Condensed Consolidated Statements of Income and Comprehensive Income.
Note 3. Dividend Declared
     On February 20, 2007, the Company’s Board of Directors approved a dividend policy and declared its first quarterly cash dividend of $0.1625 per share. The dividend was paid on April 2, 2007 to stockholders of record as of the close of business on March 19, 2007. On an annual basis, the cash dividend is expected to be $0.65 per share. While the Company intends to continue to pay quarterly dividends, the declaration and payment of dividends is subject to the determination of the Board of Directors and continued compliance with the requirements of the Company’s 2006 Credit Agreement and the indenture governing the 7.75% Senior Subordinated Notes, among other considerations.
Note 4. Acquisition of Interflora Holdings Limited
     On July 31, 2006, in connection with the Company’s international expansion strategy, the Company completed the acquisition of Interflora for a purchase price of approximately $122.8 million (£66 million) plus transaction related costs totaling $2.3 million. Approximately $98.6 million of the acquisition price was paid in cash at closing and $1.9 million of cash was acquired in connection with the purchase. The consideration included approximately $23.3 million (£12.5 million) of notes payable, of which $21.6 million (£11.6 million) will be paid in May 2007 and the remainder, $1.7 million (£0.9 million), is expected be paid in the first half of fiscal 2008. The remainder of the purchase price ($3.2 million) was funded through the issuance of 216,374 shares of common stock (consisting of treasury shares) to certain senior managers of Interflora. The Company financed the acquisition with a new senior secured credit facility consisting of a $150.0 million term loan and a $75.0 million revolving credit facility. The proceeds from the new facility were also used to repay the Company’s existing term loan. Refer to Note 6 below. In addition, the Company entered into foreign currency forward exchange contracts totaling £61.8 million to hedge the acquisition cost. A contract in the amount of £51.0 million was settled on July 28, 2006 and resulted in a gain of $1.4 million, which has been recorded in other income, net within the Condensed Consolidated Statements of Income and Comprehensive Income. The remaining forward contracts include a contract for £10 million, expected to be settled during the fourth quarter of fiscal year 2007 and a contract for £0.8 million, expected to be settled during the first quarter of fiscal year 2009. The settlement of these contracts coincide with the due dates of the notes payable related to the acquisition of Interflora. For the three-month and nine-month periods ended March 31, 2007, other expense (income), net included $0.1 million and $1.4 million of income, respectively, related to the mark-to-market adjustments on these forward contracts and the related notes payable.
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

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2006	2007	2006

Proforma revenues	$170,405	$453,863	$417,976

Proforma income from operations	$20,615	$55,712	$50,008

Proforma net income	$8,798	$21,335	$19,105

Proforma net income per share — basic	$0.31	$0.75	$0.65

Proforma net income per share — diluted	$0.30	$0.72	$0.63

     The allocation of the acquisition cost, which is substantially complete, is shown in the table below (in thousands). Such allocation will be finalized when remaining fair value adjustments are completed.

Goodwill	$76,024
Trademark	61,764
Computer software	4,372
Land and building	2,942
Other intangible assets (customer list)	1,711
Deferred tax liability	(20,464)
Other assets acquired and liabilities assumed, net	(1,211)

Total preliminary allocation of acquisition cost	$125,138

     Goodwill and trademark assets are considered indefinite lived and therefore will not be subject to amortization. Computer software will be amortized over 5 years; the customer list will be amortized over 3 years.
     The Company implemented a deferred compensation plan for certain members of Interflora management. Under the terms of the plan, participants will be paid a cash bonus upon achieving a specified annual earnings target if such target is achieved in any annual period within the next seven years. The maximum payout under such plan is £2.9 million. During the three-month and nine-month periods ended March 31, 2007, the Company recorded $0.3 million and $0.9 million of expense, respectively, related to this deferred compensation plan.
Note 5. Goodwill and Other Intangibles
     Goodwill resulting from the Interflora acquisition will be reported as part of the international segment.
     The changes in the carrying amount of goodwill, trademark and amortizable intangible assets, the related accumulated amortization as of March 31, 2007 and estimated amortization expense are as follows (in thousands):

	Consumer	Florist	International
	Segment	Segment	Segment	Total
Goodwill:
Balance at June 30, 2006	$178,141	$158,518	$—	$336,659
Acquisition of Interflora	—	—	76,024	76,024
Impact of foreign exchange	—	—	3,884	3,884

Balance at March 31, 2007	$178,141	$158,518	$79,908	$416,567

Trademark:
Balance at June 30, 2006	$67,842	$53,735	$—	$121,577
Acquisition of Interflora	—	—	61,764	61,764
Impact of foreign exchange	—	—	3,163	3,163

Balance at March 31, 2007	$67,842	$53,735	$64,927	$186,504

	March 31, 2007			June 30, 2006
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Carrying Amount	Amount	Amortization	Carrying Amount
Amortizable Intangible Assets:
Customer lists	$14,636	$8,267	$6,369	$12,836	$5,940	$6,896
Non-compete agreements	100	78	22	100	53	47

Total	$14,736	$8,345	$6,391	$12,936	$5,993	$6,943

     Also included within Intangible Assets on the balance sheet is a URL asset, valued at $7.8 million, which is an indefinite lived asset.

Estimated amortization expense (in thousands):
For the remaining three-month period ending June 30, 2007	$800
For the year ending June 30, 2008	$3,181
For the year ending June 30, 2009	$2,333
For the year ending June 30, 2010	$77
     Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually. The annual assessment occurs in the fourth quarter of each year. All intangible assets are tested for impairment if events or circumstances indicate the carrying value may not be recoverable.
Note 6. Financing Arrangements
     On July 28, 2006, in connection with the Interflora acquisition, FTD, Inc. entered into a new senior secured credit facility consisting of a $150.0 million term loan and a $75.0 million revolving credit facility (the “2006 Credit Agreement”). Borrowings under the 2006 Credit Agreement bear interest based on a margin over, at FTD, Inc.’s option, either the base rate or the London Bank Offered Rate (“LIBOR”). The applicable margin for borrowings varies based on the Company’s consolidated leverage ratio, as defined in the 2006 Credit Agreement. The weighted average interest rate at March 31, 2007 on the term loan was 7.36%. The Credit Agreement also requires the Company to pay commitment fees on the unused portion of the revolving credit facility. Commitment fees totaled $0.1 million and $0.2 million for the three-month and nine-month periods ended March 31, 2007, respectively. The 2006 Credit Agreement also includes covenants that, among other things, require that FTD, Inc. maintain a ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments) of no more than 5.75 to 1.00 and a fixed charge ratio of no less than 1.30 to 1.00. Such ratios adjust quarterly in accordance with the terms of the 2006 Credit Agreement. FTD, Inc. was in compliance with all debt covenants as of March 31, 2007.
     On February 20, 2007, the Board of Directors of the Company approved, and the Company entered into, an amendment to the 2006 Credit Agreement, which, among other things, amended certain restrictions to allow the Company to make certain restricted junior payments, including dividend payments.
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
     In conjunction with the Company’s completion of a going private transaction on February 24, 2004, FTD, Inc. entered into a senior secured credit facility (the “2004 Credit Agreement”). There was $50.0 million in outstanding debt at June 30, 2006 under the 2004 Credit Agreement, which was subsequently paid off on July 28, 2006. As a result of repaying amounts borrowed under the 2004 Credit Agreement, the Company wrote off $1.8 million of deferred financing costs, net of accumulated amortization, during the first quarter of fiscal year 2007. This expense is recorded in interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. In connection with the 2006 Credit Agreement, the Company incurred $1.5 million of deferred financing costs, which were allocated, pro rata, to the six-year revolving credit facility and the seven-year term loan and are being amortized using the effective interest method.
     At March 31, 2007, the Company had $142.3 million outstanding under the 2006 Credit Agreement and $26.0 million in outstanding letters of credit, $24.5 million of which related to the notes payable from the acquisition of Interflora, and, as a result, the revolving credit facility had availability of approximately $49.0 million.
Note 7. Net Income Per Common Share
     The computations of basic and diluted net income per common share for the three-month and nine-month periods ended March 31, 2007 and 2006 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Net income	$9,615	$7,421	$21,165	$16,749

Weighted average common shares outstanding — basic	28,462	28,111	28,343	28,989
Effect of dilutive securities — stock options	1,365	920	1,167	1,036

Weighted average common shares outstanding — diluted	29,827	29,031	29,510	30,025

Net income per share of Common Stock — basic	$0.34	$0.26	$0.75	$0.58

Net income per share of Common Stock — diluted	$0.32	$0.26	$0.72	$0.56

     For the three-month period ended March 31, 2007 all outstanding stock options were included in the computation of diluted earnings per share because the average market price of the Company’s Common Stock during the period was greater than the exercise price of the options. For the nine-month period ended March 31, 2007, there were 12,500 outstanding stock options which were not included in the computation of diluted earnings per share because their effect was anti-dilutive. For the three-month and nine-month periods ended March 31, 2006, there were 212,500 and 195,000 outstanding stock options, respectively, which were not included in the computation of diluted earnings per share because their effect was anti-dilutive.
Note 8. Pension and Other Post-Retirement Benefit Plans
     The Company’s defined benefit pension plan and post-retirement benefit plan relate to a limited number of employees and retirees. Such plans were frozen in 1997. The table below provides the components of pension expense for the defined benefit plan for the three-month and nine-month periods ended March 31, 2007 and 2006 (in thousands):

	Salaried Employees’ Pension Plan
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Service cost	$13	$13	$39	$41
Interest cost	26	28	78	83
Expected return on assets	(23)	(22)	(69)	(67)
Amortization	1	9	3	27

Net periodic benefit cost	$17	$28	$51	$84

     The following table provides the components of net periodic post-retirement benefit costs for the three-month and nine-month periods ended March 31, 2007 and 2006 (in thousands):

	Retiree Medical Plan
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Interest cost	$22	$20	$66	$60

Net periodic benefit cost	$22	$20	$66	$60

Note 9. Stock-Based Compensation
     The Company adopted SFAS 123 (R), Share-Based Payment (“SFAS 123 (R)”) on July 1, 2005 using the modified prospective method and Black-Scholes as the option valuation model. No stock options were granted during the three-month period ended March 31, 2007. The Company granted 1,380,217 options during the nine-month period ended March 31, 2007 to various employees and directors of the Company. During the three-month and nine-month periods ended March 31, 2006, the Company granted 35,000 and 97,500 options, respectively. Outstanding non-qualified stock options have an expiration date ten years from the date of grant and begin vesting as early as the date of grant, dependent upon the individual agreements. All stock options were granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant.
     During the three-month and nine-month periods ended March 31, 2007 and 2006, 39,000 and 155,666 and 18,667 and 169,334 options, respectively, were forfeited. During the nine-month period ended March 31, 2007, 746,659 options were exercised, 605,879 of which were exercised during the quarter ended March 31, 2007. Of the 605,879 options exercised during the three-month period ended March 31, 2007, 549,373 were exercised as part of the secondary offering discussed in Note 2. The Company reissued shares of Treasury Stock in connection with the exercise of all vested stock options during the three-month and nine-month periods ended March 31, 2007. During the nine-month period ended March 31, 2006, the Company issued 30,391 shares of Common Stock in connection with the exercise of vested stock options. In addition, during the three-month and nine-month periods ended March 31, 2006, the Company reissued 8,408 and 39,520 shares, respectively, of Treasury Stock in connection with the exercise of vested stock options.
     Stock-based compensation expense was $0.5 million and $1.5 million, and $0.2 million and $0.5 million for the three-month and nine-month periods ended March 31, 2007, and 2006, respectively. Stock-based compensation expense in any period may not be indicative of the expense for the entire fiscal year.
Note 10. Commitments and Contingencies
     The Company is involved in various claims and lawsuits and other matters arising in the normal course of business. In the opinion of management of the Company, although the outcome of these claims and suits are uncertain, they are not expected to have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Note 11. Segment Information
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
     The international segment is primarily comprised of Interflora, which has both a florist business and consumer business. Interflora provides products and services to enable its members to send and deliver floral orders and is also an Internet and telephone marketer of flowers and specialty gift items to consumers, operating primarily through the www.interflora.co.uk Web site as well as toll-free telephone numbers.
     The corporate segment includes costs related to corporate headquarters, including accounting, executive, legal, facilities, information technology and credit and collections. Costs related to facilities, information technology and credit and collections are allocated to the consumer and florist segments.
     Of the Company’s assets totaling $779.4 million at March 31, 2007, the assets of the Company’s consumer segment totaled approximately $266.0 million, the assets of the Company’s international segment totaled $197.2 million and the assets of the Company’s florist segment and corporate headquarters totaled $316.2 million.
     The following tables report the Company’s operating results by reportable segment for the three-month and nine-month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007			2006
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
			(in thousands)

Revenues:
Consumer segment	$84,642	$(4,426)	$80,216	$80,883	$(5,203)	$75,680
Florist segment	49,290	(167)	49,123	52,979	(74)	52,905
International segment	53,476	84	53,560	—	—	—

Total	187,408	(4,509)	182,899	133,862	(5,277)	128,585

Cost of Products Sold and Services Provided:
Consumer segment	57,721	(741)	56,980	56,156	(747)	55,409
Florist segment	17,465	(826)	16,639	18,849	(828)	18,021
International segment	37,528	(37)	37,491	—	—	—
Corporate	493	—	493	533	—	533

Total	113,207	(1,604)	111,603	75,538	(1,575)	73,963

Gross Profit:
Consumer segment	26,921	(3,685)	23,236	24,727	(4,456)	20,271
Florist segment	31,825	659	32,484	34,130	754	34,884
International segment	15,948	121	16,069	—	—	—
Corporate	(493)	—	(493)	(533)	—	(533)

Total	74,201	(2,905)	71,296	58,324	(3,702)	54,622

Advertising and Selling:
Consumer segment	11,346	—	11,346	10,401	—	10,401
Florist segment	14,821	(3,028)	11,793	16,044	(3,702)	12,342
International segment	4,292	(83)	4,209	—	—	—

Total	30,459	(3,111)	27,348	26,445	(3,702)	22,743

General and Administrative
Consumer segment	7,311	(786)	6,525	6,881	(735)	6,146
Florist segment	2,052	—	2,052	2,377	—	2,377
International segment	6,486	61	6,547	—	—	—
Corporate	5,588	786	6,374	5,790	735	6,525

Total	21,437	61	21,498	15,048	—	15,048

Operating Income (Loss) before Corporate Allocations:
Consumer segment	8,264	(2,899)	5,365	7,445	(3,721)	3,724
Florist segment	14,952	3,687	18,639	15,709	4,456	20,165
International segment	5,170	143	5,313	—	—	—
Corporate	(6,081)	(786)	(6,867)	(6,323)	(735)	(7,058)

Total	22,305	145	22,450	16,831	—	16,831

Corporate Allocations:
Consumer segment	1,151	—	1,151	849	—	849
Florist segment	2,284	—	2,284	2,868	—	2,868
International segment	—	—	—	—	—	—
Corporate	(3,435)	—	(3,435)	(3,717)	—	(3,717)

Total	—	—	—	—	—	—

Operating Income (Loss):
Consumer segment	7,113	(2,899)	4,214	6,596	(3,721)	2,875
Florist segment	12,668	3,687	16,355	12,841	4,456	17,297
International segment	5,170	143	5,313	—	—	—
Corporate	(2,646)	(786)	(3,432)	(2,606)	(735)	(3,341)

Total	$22,305	$145	$22,450	$16,831	$—	$16,831

Depreciation and Amortization:
Consumer segment	$950	$—	$950	$836	$—	$836
Florist segment	799	—	799	821	—	821
International segment	1,078	—	1,078	—	—	—
Corporate	862	—	862	967	—	967

Total	$3,689	$—	$3,689	$2,624	$—	$2,624

	Nine Months Ended March 31,
	2007			2006
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
			(in thousands)

Revenues:
Consumer segment	$209,451	$(12,367)	$197,084	$193,836	$(13,315)	$180,521
Florist segment	137,873	(351)	137,522	143,323	(205)	143,118
International segment	108,422	182	108,604	—	—	—

Total	455,746	(12,536)	443,210	337,159	(13,520)	323,639

Cost of Products Sold and Services Provided:
Consumer segment	142,335	(1,868)	140,467	134,073	(1,809)	132,264
Florist segment	46,664	(2,497)	44,167	49,485	(2,524)	46,961
International segment	75,280	(77)	75,203	—	—	—
Corporate	1,507	—	1,507	1,718	—	1,718

Total	265,786	(4,442)	261,344	185,276	(4,333)	180,943

Gross Profit:
Consumer segment	67,116	(10,499)	56,617	59,763	(11,506)	48,257
Florist segment	91,209	2,146	93,355	93,838	2,319	96,157
International segment	33,142	259	33,401	—	—	—
Corporate	(1,507)	—	(1,507)	(1,718)	—	(1,718)

Total	189,960	(8,094)	181,866	151,883	(9,187)	142,696

Advertising and Selling:
Consumer segment	25,087	—	25,087	22,768	—	22,768
Florist segment	43,395	(8,353)	35,042	48,703	(9,187)	39,516
International segment	8,834	(196)	8,638	—	—	—

Total	77,316	(8,549)	68,767	71,471	(9,187)	62,284

General and Administrative
Consumer segment	18,690	(1,940)	16,750	15,407	(1,785)	13,622
Florist segment	6,348	—	6,348	5,607	—	5,607
International segment	15,231	318	15,549	—	—	—
Corporate	17,675	1,940	19,615	17,430	1,785	19,215

Total	57,944	318	58,262	38,444	—	38,444

Operating Income (Loss) before Corporate Allocations:
Consumer segment	23,339	(8,559)	14,780	21,588	(9,721)	11,867
Florist segment	41,466	10,499	51,965	39,528	11,506	51,034
International segment	9,077	137	9,214	—	—	—
Corporate	(19,182)	(1,940)	(21,122)	(19,148)	(1,785)	(20,933)

Total	54,700	137	54,837	41,968	—	41,968

Corporate Allocations:
Consumer segment	3,021	—	3,021	2,451	—	2,451
Florist segment	7,007	—	7,007	8,364	—	8,364
International segment	—	—	—	—	—	—
Corporate	(10,028)	—	(10,028)	(10,815)	—	(10,815)

Total	—	—	—	—	—	—

Operating Income (Loss):
Consumer segment	20,318	(8,559)	11,759	19,137	(9,721)	9,416
Florist segment	34,459	10,499	44,958	31,164	11,506	42,670
International segment	9,077	137	9,214	—	—	—
Corporate	(9,154)	(1,940)	(11,094)	(8,333)	(1,785)	(10,118)

Total	$54,700	$137	$54,837	$41,968	$—	$41,968

Depreciation and Amortization:
Consumer segment	$2,883	$—	$2,883	$2,293	$—	$2,293
Florist segment	2,430	—	2,430	2,551	—	2,551
International segment	2,783	—	2,783	—	—	—
Corporate	2,794	—	2,794	2,896	—	2,896

Total	$10,890	$—	$10,890	$7,740	$—	$7,740

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
     This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include statements regarding the Company’s outlook, anticipated revenue growth and profitability; anticipated benefits of its acquisition of Interflora Holdings Limited, anticipated benefits of investments in new products, programs and offerings and opportunities and trends within both the domestic and international floral businesses, including opportunities to expand these businesses and capitalize on growth opportunities or increase penetration of service offerings. These forward-looking statements are based on management’s current expectations, assumptions, estimates and projections about the Company and the Company’s industry. Investors are cautioned that actual results could materially differ from those contained in any forward-looking statements as a result of: the Company’s ability to acquire and retain FTD and Interflora members and continued recognition by members of the value of the Company’s products and services; the acceptance by members of new or modified service offerings recently introduced; the Company’s ability to sell additional products and services to members; the Company’s ability to expand existing marketing partnerships and secure new marketing partners within the domestic and international consumer businesses; the success of the Company’s marketing campaigns; the ability to retain customers and maintain average order value within the domestic and international consumer businesses; the ability to manage foreign currency exchange rate risk; the Company’s performance during key holiday selling seasons such as Christmas, Valentine’s Day and Mother’s Day; the existence of failures in the Company’s computer systems; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company’s ability to manage or reduce its level of expenses within both the domestic and international businesses; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; the Company’s ability to increase capacity and introduce enhancements to its Web sites; the Company’s ability to integrate Interflora and additional partners or acquisitions, if any are identified; and other factors described in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K, including under Item 1A — “Risk Factors,” as well as other potential risks and uncertainties, which are discussed in the Company’s other reports and documents filed with the Securities and Exchange Commission (“SEC”). The Company expressly disclaims any obligation to update its forward-looking statements.
     The following discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the captions “Forward-Looking Information,” “Risk Factors” and elsewhere in this Form 10-Q.
Overview
     FTD Group, Inc. is a leading provider of floral-related products and services to consumers and retail florists, as well as other retail locations offering floral products, in the U.S., Canada, the U.K. and the Republic of Ireland. The business utilizes the highly recognized FTD and Interflora brands, both supported by the Mercury Man logo, which is displayed in approximately 45,000 floral shops worldwide. Throughout the fiscal year 2006, the Company conducted its business through two operating segments, the consumer segment and the florist segment. Beginning in the first quarter of fiscal year 2007, the Company began conducting business through a third operating segment relating to its international operations, which includes the operations of Interflora Holdings Limited (“Interflora”).
     Please refer to the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in FTD Group, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2006, which was filed with the SEC on September 13, 2006 and to the Company’s Registration Statement on Form S-3. Except as discussed in this Item 2, the Company is not aware of any material changes to such information.
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
     International Segment. The international segment, a new segment in fiscal year 2007, is primarily comprised of Interflora, a U.K.-based provider of floral and gift products and services to consumers and retail floral locations in the U.K. and the Republic of Ireland, which was acquired by the Company on July 31, 2006.
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
     Revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, fall within that quarter. In addition, depending on the year, the popular floral holidays of Easter and Mother’s Day in the U.K. sometimes fall within the quarter ending March 31 and sometimes fall within the quarter ending June 30. Easter and Mother’s Day in the U.K. both fell in the quarter ended March 31 for fiscal year 2007 and fiscal year 2006.
Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006
Total revenues

	Three Months Ended
	March 31,
	2007	2006	% Change
	(in thousands)
Consumer segment	$80,216	$75,680	6.0%
Florist segment	49,123	52,905	(7.1%)
International segment	53,560	—	N/A

Total revenues	$182,899	$128,585	42.2%

     Third quarter fiscal year 2007 consolidated revenue grew $54.3 million, or 42.2%, to $182.9 million, compared to revenue of $128.6 million for the same period of fiscal year 2006. The Company acquired Interflora on July 31, 2006 and reports its results within the Company’s international segment. The international segment accounted for $53.6 million of the increase in revenue for the period. Growth in the Company’s domestic consumer segment of $4.5 million offset by a decline in the Company’s domestic florist segment of $3.8 million contributed the remaining $0.7 million increase.
     The consumer segment achieved revenues of $80.2 million in the third quarter of fiscal year 2007, compared to revenues of $75.7 million in the same period of fiscal year 2006, representing a 6.0% increase. Growth was driven by a 4.1% increase in order volume, which totaled 1,243,000 during the third quarter of fiscal year 2007 compared to 1,194,000 orders in the same period of fiscal year 2006. Average order value increased to $63.04 for the third quarter of fiscal year 2007, compared to $62.18 for the same period of fiscal year 2006. The percentage of Internet orders increased to 91.6% from 91.3% in the third quarter of fiscal year 2006.
     Florist segment revenues are comprised of products and service offerings to FTD members and other retail locations offering floral products. The florist segment achieved revenues of $49.1 million in the third quarter of fiscal year 2007, compared to revenues of $52.9 million in the same period of fiscal year 2006. The decline in florist segment revenues was due to decreased clearinghouse order volume and a decrease in fresh flower sales, resulting primarily from one mass market customer contract in the prior year that was not renewed in the current year (due to unfavorable margins on the contract), and reduced container sales.
     The international segment achieved revenues of $53.6 million in the third quarter of fiscal year 2007, driven by sales volume in Interflora’s consumer and florist businesses. Consumer orders in the international segment totaled 665,000 with an average order value of $66.87. Internet orders comprised 73.4% of the total order volume.
Total gross profit

	Three Months Ended
	March 31,
	2007	2006	% Change
	(in thousands)
Consumer segment	$23,236	$20,271	14.6%
Florist segment	32,484	34,884	(6.9%)
International segment	16,069	—	N/A
Corporate	(493)	(533)	(7.5%)

Total gross profit	$71,296	$54,622	30.5%

     Gross profit increased by $16.7 million, or 30.5% to $71.3 million for the third quarter of fiscal year 2007, compared to gross profit for the third quarter of fiscal year 2006 of $54.6 million. Total gross margin decreased to 39.0% for the third quarter of fiscal year 2007 from 42.5% for the same period in fiscal year 2006. This change is primarily a result of the addition of the international segment.
     Gross profit associated with the consumer segment increased by $2.9 million, or 14.6%, to $23.2 million for the third quarter of fiscal year 2007, compared to $20.3 million for the third quarter of fiscal year 2006. Gross margin for the consumer segment increased to 29.0% for the third quarter of fiscal year 2007, compared to 26.8% for the same period in fiscal year 2006, primarily due to an increase in average order values, an increase in advertising revenue and savings in product guarantee expense in the current fiscal year due to process improvements implemented since the second quarter of fiscal year 2006.
     Gross profit associated with the florist segment decreased by $2.4 million, or 6.9%, to $32.5 million for the third quarter of fiscal year 2007, compared to $34.9 million for the third quarter of fiscal year 2006. Gross margin for the florist segment increased slightly to 66.1% for the third quarter of fiscal year 2007, compared to 65.9% for the same period in fiscal year 2006, primarily due to favorable mix and cost containment measures.
     For the third quarter of fiscal year 2007, gross profit associated with the international segment was $16.1 million and gross margin for the international segment was 30.0%.
     Costs associated with corporate activities remained consistent at $0.5 million for the third quarter of fiscal year 2007 and 2006. These costs are related to the development and maintenance of internal corporate technology platforms supporting the florist and consumer segments.
Advertising and selling costs

	Three Months Ended
	March 31,
	2007	2006	% Change
	(in thousands)
Consumer segment	$11,346	$10,401	9.1%
Florist segment	11,793	12,342	(4.4%)
International segment	4,209	—	N/A

Total advertising and selling costs	$27,348	$22,743	20.2%

     Advertising and selling costs increased $4.6 million, or 20.2%, to $27.3 million for the third quarter of fiscal year 2007, compared to $22.7 million for the third quarter of fiscal year 2006. As a percentage of revenue, advertising and selling costs decreased to 15.0% for the third quarter of fiscal year 2007 compared to 17.7% for the third quarter of fiscal year 2006. This decrease is related to the addition of the international segment which has lower advertising spending than the domestic businesses.
     Advertising and selling costs associated with the consumer segment increased $0.9 million, or 9.1%, to $11.3 million for the third quarter of fiscal year 2007, compared to $10.4 million for the third quarter of fiscal year 2006. Advertising and selling costs as a percentage of revenue associated with the consumer segment increased to 14.1% for the third quarter of fiscal year 2007 compared to 13.7% for the third quarter of fiscal year 2006. This increase was primarily due to a higher mix of online search order volume and an increase in cost per order.
     Advertising and selling costs associated with the florist segment decreased $0.5 million, or 4.4%, to $11.8 million for the third quarter of fiscal year 2007 compared to $12.3 million for the third quarter of fiscal year 2006. Advertising and selling costs were impacted by marketing programs in the period and a decrease in volume-based rebates associated with orders sent through the FTD clearinghouse.
     Advertising and selling costs associated with the international segment totaled $4.2 million, or 7.9% of international segment revenue for the third quarter of fiscal year 2007.
General and administrative costs

	Three Months Ended
	March 31,
	2007	2006	% Change
	(in thousands)
Consumer segment	$6,525	$6,146	6.2%
Florist segment	2,052	2,377	(13.7%)
International segment	6,547	—	N/A
Corporate	6,374	6,525	(2.3%)

Total general and administrative costs	$21,498	$15,048	42.9%

     General and administrative costs increased by $6.5 million, or 42.9%, to $21.5 million for the third quarter of fiscal year 2007, compared to $15.0 million for the third quarter of fiscal year 2006.
     General and administrative costs associated with the consumer segment increased by $0.4 million, or 6.2%, to $6.5 million for the third quarter of fiscal year 2007, compared to $6.1 million for the third quarter of fiscal year 2006. This increase is primarily due to increased salaries and headcount. However, general and administrative costs as a percentage of revenue remained consistent between fiscal years 2007 and 2006 at 8.1%.
     General and administrative costs associated with the florist segment decreased by $0.3 million to $2.1 million for the third quarter of fiscal year 2007, compared to $2.4 million for the third quarter of fiscal year 2006, primarily due to a decrease in personnel related costs. As a percentage of revenue, general and administrative costs declined to 4.2% compared with 4.5% in the prior year quarter.
     General and administrative costs associated with the international segment were $6.5 million, or 12.2% of revenue, for the third quarter of fiscal year 2007.
     Corporate general and administrative costs decreased by $0.1 million, or 2.3%, to $6.4 million for the third quarter of fiscal year 2007, compared to $6.5 million for the third quarter of fiscal year 2006.

Other income and expenses

	Three Months Ended
	March 31,
	2007	2006	% Change
	(in thousands)
Interest income	$(489)	$(233)	109.9%
Interest expense	6,444	4,829	33.4%
Other expense (income), net	570	(118)	(583.1%)

Total other expenses, net	$6,525	$4,478	45.7%

     Interest income increased to $0.5 million for the third quarter of fiscal year 2007 compared to $0.2 million for the third quarter of fiscal year 2006 primarily due to increased average cash balances and an increase in interest rates in fiscal year 2007.
     Interest expense increased by $1.6 million, or 33.4%, to $6.4 million for the third quarter of fiscal year 2007, compared to $4.8 million for the third quarter of fiscal year 2006. The increase related to an increase in outstanding indebtedness related to the July 2006 acquisition of Interflora.
     Other expense (income), net increased to $0.6 million of expense for the third quarter of fiscal year 2007, compared to income of $0.1 million for the third quarter of fiscal year 2006. The increase in expense is primarily related to secondary offering costs of $0.8 million, net of foreign currency gains recognized during the third quarter of fiscal year 2007.
Nine Months Ended March 31, 2007 compared to the Nine Months Ended March 31, 2006
     The Company acquired Interflora on July 31, 2006, and, as a result, eight months of Interflora’s financial results are included in the nine-month period ended March 31, 2007.
Total revenues

	Nine Months Ended
	March 31,
	2007	2006	% Change
	(in thousands)
Consumer segment	$197,084	$180,521	9.2%
Florist segment	137,522	143,118	(3.9%)
International segment	108,604	—	N/A

Total revenues	$443,210	$323,639	36.9%

     Consolidated revenue in the nine-month period ended March 31, 2007 grew $119.6 million, or 36.9%, to $443.2 million, compared to revenue of $323.6 million for the same period of the prior fiscal year. The international segment accounted for $108.6 million of this increase in revenue. Growth in the Company’s domestic consumer segment of $16.6 million offset by a decline in the Company’s domestic florist segment of $5.6 million contributed the remaining $11.0 million increase.
     The consumer segment achieved revenues of $197.1 million in the nine-month period ended March 31, 2007, compared to revenues of $180.5 million in the same period of the prior fiscal year, representing a 9.2% increase. Growth was driven by a 6.9% increase in order volume, which totaled 3,147,000 during the nine-month period ended March 31, 2007 compared to 2,943,000 orders in the same period of the prior fiscal year. Average order value increased to $61.33 for the nine-month period ended March 31, 2007, compared to $60.71 for the same period of the prior fiscal year. The percentage of Internet orders for the nine-month period ended March 31, 2007 decreased slightly to 89.6% from 89.8% for the nine-month period ended March 31, 2006. Also contributing to the increase in revenue is advertising revenue, which is related to a program the Company initiated in December 2005.
     Florist segment revenues are comprised of products and service offerings to FTD members and other retail locations offering floral products. The florist segment achieved revenues of $137.5 million in the nine-month period ended March 31, 2007, compared to revenues of $143.1 million in the same period of the prior fiscal year. Revenues in the nine-month period ended March 31, 2006 included $3.9 million of revenue related to Renaissance Greeting Cards, Inc (“Renaissance”). The Company sold substantially all the assets and certain liabilities of Renaissance in December 2005. Excluding the revenue from the prior year related to Renaissance, revenues from the florist segment decreased 1.2% over the same period of the prior year primarily due to declines in sales of containers, decreased clearinghouse order volume, a decrease in fresh flower sales, and a decrease in publications revenue. These declines were partially offset by an increase in sales related to the Company’s online services and an increase in the number of technology systems sold.
     The international segment achieved revenues of $108.6 million in the nine-month period ended March 31, 2007, driven by sales volume in Interflora’s consumer and florist businesses. Consumer orders in the international segment totaled 1,366,000 during the period, with an average order value of $64.86. Internet orders comprised 71.3% of the total order volume for the period.
Total gross profit

	Nine Months Ended
	March 31,
	2007	2006	% Change
	(in thousands)
Consumer segment	$56,617	$48,257	17.3%
Florist segment	93,355	96,157	(2.9%)
International segment	33,401	—	N/A
Corporate	(1,507)	(1,718)	(12.3%)

Total gross profit	$181,866	$142,696	27.4%

     Gross profit increased by $39.2 million, or 27.4%, to $181.9 million for the nine-month period ended March 31, 2007, compared to gross profit for the same period of the prior fiscal year of $142.7 million. Total gross margin decreased to 41.0% for the nine-month period ended March 31, 2007 from 44.1% for the same period of the prior fiscal year, primarily due to the addition of the international segment. Gross margin for the domestic segments in the nine month period ended March 31, 2007 was 44.4%.
     Gross profit associated with the consumer segment increased by $8.3 million, or 17.3%, to $56.6 million for the nine-month period ended March 31, 2007, compared to $48.3 million for the same period of the prior fiscal year. Gross margin for the consumer segment increased to 28.7% for the nine-month period ended March 31, 2007, compared to 26.7% for same period of the prior fiscal year, primarily due to an increase in average order value and advertising revenue and savings in product guarantee expense in the current fiscal year period due to process improvements implemented since December 31, 2005.
     Gross profit associated with the florist segment decreased by $2.8 million, or 2.9%, to $93.4 million for the nine-month period ended March 31, 2007, compared to $96.2 million for the same period of the prior fiscal year. Gross margin for the florist segment increased to 67.9% for the nine-month period ended March 31, 2007, compared to 67.2% for the same period in the prior fiscal year, primarily due to the revenue decreases described above as these are lower margin product lines.
     For the nine-month period ended March 31, 2007, gross profit associated with the international segment was $33.4 million and gross margin for the international segment was 30.8%.
     Costs associated with corporate activities decreased $0.2 million, or 12.3%, to $1.5 million for the nine-month period ended March 31, 2007, compared to $1.7 million for the same period of the prior fiscal year. This decrease is primarily related to a decrease in depreciation expense due to assets becoming fully depreciated.

Advertising and selling costs

	Nine Months Ended
	March 31,
	2007	2006	% Change
	(in thousands)
Consumer segment	$25,087	$22,768	10.2%
Florist segment	35,042	39,516	(11.3%)
International segment	8,638	—	N/A

Total advertising and selling costs	$68,767	$62,284	10.4%

     Advertising and selling costs increased $6.5 million, or 10.4%, to $68.8 million for the nine-month period ended March 31, 2007, compared to $62.3 million for the same period of the prior fiscal year. As a percentage of revenue, advertising and selling costs decreased to 15.5% for the nine-month period ended March 31, 2007 compared to 19.2% for the same period of the prior fiscal year.
     Advertising and selling costs associated with the consumer segment increased $2.3 million, or 10.2%, to $25.1 million for the nine-month period ended March 31, 2007, compared to $22.8 million for the same period of the prior fiscal year. Advertising and selling costs as a percentage of revenue associated with the consumer segment remained consistent at 12.7% for the nine-month period ended March 31, 2007 compared to 12.6% for the same period of the prior fiscal year.
     Advertising and selling costs associated with the florist segment decreased $4.5 million, or 11.3%, to $35.0 million for the nine-month period ended March 31, 2007 compared to $39.5 million for the same period of the prior fiscal year. The decrease in advertising and selling costs was primarily due to the sale of Renaissance which accounted for $2.5 million of advertising and selling costs in the nine-month period ended March 31, 2006, with the remaining decrease related to a decrease in volume-based rebates associated with orders sent through the FTD clearinghouse, planned cost reductions, and a shift to more efficient member marketing programs.
     Advertising and selling costs associated with the international segment totaled $8.6 million, or 8.0% of revenue for the nine-month period ended March 31, 2007.
General and administrative costs

	Nine Months Ended
	March 31,
	2007	2006	% Change
	(in thousands)
Consumer segment	$16,750	$13,622	23.0%
Florist segment	6,348	5,607	13.2%
International segment	15,549	—	N/A
Corporate	19,615	19,215	2.1%

Total general and administrative costs	$58,262	$38,444	51.6%

     General and administrative costs increased by $19.9 million, or 51.6%, to $58.3 million for the nine-month period ended March 31, 2007, compared to $38.4 million for the same period of the prior fiscal year.
     General and administrative costs associated with the consumer segment increased by $3.2 million, or 23.0%, to $16.8 million for the nine-month period ended March 31, 2007, compared to $13.6 million for the same period of the prior fiscal year. This increase is primarily due to investment spending in the consumer segment’s technology infrastructure, including increased headcount and an increase in amortization expense associated with technology improvements put in service over the last year. Also contributing to the increase in general and administrative expense is an increase in salaries and headcount in other administrative areas. As a percentage of revenue, general and administrative costs increased to 8.5% from 7.5% in the prior year nine-month period.

     General and administrative costs associated with the florist segment increased by $0.7 million, or 13.2%, to $6.3 million for the nine-month period ended March 31, 2007, compared to $5.6 million for the same period of the prior fiscal year. The increase is primarily due to an offset in the prior year related to the $1.0 million gain recognized as a result of the sale of Renaissance. As a percentage of revenue, general and administrative costs increased to 4.6% from 3.9% in the prior year nine-month period.
     General and administrative costs associated with the international segment were $15.5 million, or 14.3% of revenue, for the nine-month period ended March 31, 2007.
     Corporate general and administrative costs increased by $0.4 million, or 2.1%, to $19.6 million for the nine-month period ended March 31, 2007, compared to $19.2 million for the same period of the prior fiscal year. This increase was primarily the result of an increase in salaries and stock-based compensation expense, partially offset by a decrease in legal and insurance expense in the current year period.
Other income and expenses

	Nine Months Ended
	March 31,
	2007	2006	% Change
	(in thousands)
Interest income	$(1,126)	$(528)	113.3%
Interest expense	21,679	14,596	48.5%
Other expense (income), net	(725)	(206)	251.9%

Total other expenses, net	$19,828	$13,862	43.0%

     Interest income increased to $1.1 million for the nine-month period ended March 31, 2007 compared to $0.5 million for the same period of the prior fiscal year primarily due to an increase in average cash balances an increase in interest rates in fiscal year 2007.
     Interest expense increased by $7.1 million, or 48.5%, to $21.7 million for the nine-month period ended March 31, 2007, compared to $14.6 million for the same period of the prior fiscal year. The increase related to an increase in outstanding indebtedness during the current year period resulting from the purchase of Interflora as well as a $1.8 million write-off of unamortized deferred financing costs associated with the refinancing of the Company’s previous credit facility.
     Other expense (income), net increased to $0.7 million of income for the nine-month period ended March 31, 2007, compared to $0.2 million of income for the same period of the prior fiscal year. This increase is primarily related to recognized gains on foreign currency forward exchange contracts the Company entered into in connection with the Interflora acquisition, partially offset by costs related to the secondary offering totaling $0.8 million.
Liquidity and Capital Resources
     Cash and cash equivalents increased by $30.4 million to $41.4 million at March 31, 2007 from $11.0 million at June 30, 2006.
     As of March 31, 2007, the Company’s debt balance totaled $336.9 million, including notes payable of $24.5 million related to the Interflora acquisition, up from $220.1 million as of June 30, 2006. The Company’s principal sources of liquidity are cash from operations and funds available for borrowing under FTD, Inc.’s senior secured credit facility (the “2006 Credit Agreement”) that was entered into on July 28, 2006, which replaced the 2004 senior secured credit facility (the “2004 Credit Agreement”) and provides for aggregate borrowings of up to $225 million, consisting of a seven-year $150.0 million term loan and a six-year $75.0 million revolving credit facility. As of March 31, 2007, the balance of the term loan under the 2006 Credit Agreement was $142.3 million and the Company had $26.0 million of outstanding letters of credit, $24.5 million of which are related to the notes payable the Company issued in conjunction with the Interflora acquisition and are included in the total debt balance reported above. Borrowings under the revolving credit facility are used to finance working capital, capital expenditures, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs. The revolving credit facility had availability of $49.0 million as of March 31, 2007.

     Net cash provided by operating activities was $37.4 million for the nine-month period ended March 31, 2007 and $20.7 million for the nine-month period ended March 31, 2006. Net income, adjusted for non-cash items, continues to be an important source of funds to finance operating needs and capital expenditures, repay indebtedness, pay dividends and make other strategic investments. Additionally, cash provided by operating activities for the nine-month period ended March 31, 2007 includes the results of Interflora.
     Net cash used in investing activities was $102.7 million for the nine-month period ended March 31, 2007, which included $96.7 million of cash used for the Interflora acquisition and $6.0 million of capital expenditures, primarily related to continued technology developments and improvements. Net cash used in investing activities was $3.9 million for the nine-month period ended March 31, 2006, which consisted of $7.4 million of capital expenditures, primarily related to a new call center which was opened in October 2005 and other technology developments and improvements, partially offset by the proceeds received from the sale of Renaissance in December 2005.
     Net cash provided by financing activities was $95.0 million for the nine-month period ended March 31, 2007, which primarily consisted of $148.5 million of net proceeds received from the 2006 Credit Agreement, offset by $50.0 million of repayments under the 2004 Credit Agreement and $7.8 million of repayments under the 2006 Credit Agreement. Net cash proceeds from financing activities were used to fund the acquisition of Interflora. Net cash used in financing activities was $25.7 million for the nine-month period ended March 31, 2006, which primarily consisted of $11.1 million of principal repayments under the 2004 Credit Agreement and $15.0 million of repurchases of the Company’s common stock.
     The Company believes that its current capital resources, including cash and cash equivalents, cash generated from operations and funds available from its revolving credit facility will be sufficient to finance its operations and capital expenditures for the foreseeable future.
     On October 25, 2005, the Company’s Board of Directors authorized a share repurchase program totaling $30 million, effective through September 30, 2007. These purchases may be made from time to time in both open markets and private transactions, dependent upon market and other conditions. The Company may repurchase shares pursuant to a 10b5-1 plan, which would generally permit the Company to repurchase shares at times when it might otherwise be prevented from doing so under U.S. federal securities laws. The Company has repurchased 1.5 million shares of common stock under this plan. No shares were repurchased under this program during the nine-month period ended March 31, 2007.
     On February 20, 2007, the Company’s Board of Directors approved a dividend policy and declared its first quarterly cash dividend of $0.1625 per share. The dividend was paid on April 2, 2007 to stockholders of record as of the close of business on March 19, 2007. On an annual basis, the cash dividend is expected to be $0.65 per share. While the Company intends to continue to pay quarterly dividends, the declaration and payment of dividends is subject to the determination of the Board of Directors and continued compliance with the requirements of the Company’s 2006 Credit Agreement and the indenture governing the 7.75% Senior Subordinated Notes, among other considerations.
     On April 24, 2007, the Company’s Board of Directors declared a cash dividend of $0.1625 to be paid on July 6, 2007, to stockholders of record as of the close of business on June 22, 2007.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company’s exposure to interest rate risk is primarily the result of borrowings under its bank credit facilities. At March 31, 2007, $142.3 million of debt was outstanding under the 2006 Credit Agreement and is subject to variable interest rates. Borrowings under the 2006 Credit Agreement are secured by first priority security interests in, and mortgages on, substantially all of the Company’s tangible and intangible assets. The Company’s results of operations are affected by changes in market interest rates on these borrowings. The variable interest rate borrowings comprised 42.2% of the Company’s $336.9 million aggregate principal amount of indebtedness as of March 31, 2007. A 1% increase in the variable interest rate would result in additional annual interest expense of approximately $1.4 million.
     The Company is exposed to foreign currency exchange rate risk with respect to the British pound, the Canadian dollar and the Euro. The resulting foreign currency exchange adjustments are included in the other comprehensive income caption on the consolidated statements of operations and comprehensive income.
     In conjunction with the acquisition of Interflora, the Company entered into forward exchange contracts totaling £61.8 million to hedge the acquisition price. A contract in the amount of £51.0 million was settled on July 28, 2006 and resulted in a gain of $1.4 million, which has been recorded in other expense (income), net within the Condensed Consolidated Statements of Income and Comprehensive Income. The remaining forward contracts include a contract for £10.0 million, expected to be settled during the fourth quarter of fiscal year 2007 and a contract for £0.8 million, expected to be settled during the first quarter of fiscal year 2009. The settlement of these contracts coincide with the due dates of the notes payable related to the acquisition of Interflora.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is involved in various claims and lawsuits and other matters arising in the normal course of business. In the opinion of management of the Company, although the outcome of these claims and suits are uncertain, they are not expected to have a material adverse effect on the Company’s financial condition, liquidity or results of operations.
Item 1A. Risk Factors
     The Company’s business, financial condition, results of operations or cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from anticipated future results. See the discussion in “Forward-Looking Information,” “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 and in “Forward-Looking Information” and elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to such risk factors provided in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.
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
     (c) On October 25, 2005, the Company’s Board of Directors authorized a share repurchase program totaling $30.0 million, effective through September 30, 2007. These purchases may be made from time to time in both open market and private transactions, dependent upon market and other conditions. The Company may repurchase shares pursuant to a 10b5-1 plan, which would generally permit the Company to repurchase shares at times when it might otherwise be prevented from doing so under U.S. federal securities laws. The Company has repurchased 1.5 million shares of common stock under this plan. There were no purchases made by, or on behalf of, the Company, or shares of the Company’s common stock during the nine-month period ended March 31, 2007.
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

FTD Group, Inc.
Date: May 9, 2007	By:	/S/ BECKY A. SHEEHAN
Becky A. Sheehan
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.