Form 10-K
period 2007-06-30
FTD Group, Inc.
filed 2007-09-05
CIK 1283157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32425

FTD Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-0719190
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

3113 Woodcreek Drive
Downers Grove, IL 60515
(Address of principal executive offices)

(630) 719-7800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

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

As of August 31, 2007, there were 29,277,036 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

Aggregate market value of voting and nonvoting common equity held by non-affiliates on December 31, 2006 was approximately $344,567,948.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A) for the 2007 Annual Meeting of Stockholders, (the “Proxy Statement”) are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III hereof.

PART I

Forward-Looking Information

Unless the context otherwise indicates, as used in this Form 10-K, the term the “Company” refers to FTD Group, Inc. and its consolidated subsidiaries, taken as a whole. This annual report on Form 10-K contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include statements regarding the Company’s outlook, anticipated revenue growth and profitability; anticipated benefits of its acquisition of Interflora Holdings Limited (“Interflora”), anticipated benefits of investments in new products, programs and offerings and opportunities and trends within both the domestic and international floral businesses, including opportunities to expand these businesses and capitalize on growth opportunities or increase penetration of service offerings. The international business includes the operations of Interflora. These forward-looking statements are based on management’s current expectations, assumptions, estimates and projections about the Company and the Company’s industry. Investors are cautioned that actual results could materially differ from those contained in any forward-looking statements as a result of: the Company’s ability to acquire and retain FTD and Interflora members and continued recognition by members of the value of the Company’s products and services; the acceptance by members of new or modified service offerings recently introduced; the Company’s ability to sell additional products and services to FTD and Interflora members; the Company’s ability to expand existing marketing partnerships and secure new marketing partners within the domestic and international consumer businesses; the success of the Company’s marketing campaigns; the ability to retain customers and maintain average order value within the domestic and international consumer businesses; the ability to manage foreign currency exchange rate risk; the Company’s performance during key holiday selling seasons such as Christmas, Valentine’s Day and Mother’s Day; the existence of failures in the Company’s computer systems; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company’s ability to manage or reduce its level of expenses within both the domestic and international businesses; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; the Company’s ability to increase capacity and introduce enhancements to its Web sites; the Company’s ability to integrate additional partners or acquisitions, if any are identified; and other factors described in this Annual Report on Form 10-K, including under Item 1A — “Risk Factors,” as well as other potential risks and uncertainties, which are discussed in the Company’s other reports and documents filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to update its forward-looking statements.

Item 1.	BUSINESS

Overview

FTD Group, Inc., formerly Mercury Man Holdings Corporation, is a Delaware corporation that was formed in 2003 by Green Equity Investors IV, L.P., a private investment fund affiliated with Leonard Green & Partners, L.P., solely for the purpose of acquiring majority ownership of FTD, Inc.

FTD, Inc. is a Delaware corporation that commenced operations in 1994 and includes the operations of its principal operating subsidiary, Florists’ Transworld Delivery, Inc., a Michigan corporation (“FTD” or the “Operating Company”). The operations of FTD include those of its wholly-owned subsidiaries, FTD.COM INC. (“FTD.COM”), FTD Canada, Inc. (formerly known as Florists’ Transworld Delivery Association of Canada, Ltd.) and Interflora.

Secondary Offering

On March 12, 2007, the Company closed its underwritten secondary public offering of 6,000,000 shares of common stock. The underwriters exercised in full their over-allotment option for an additional 900,000 shares of common stock at the public offering price of $17.50 per share, less underwriting discounts. Of the shares sold, 6,285,900 shares were sold by affiliates of Leonard Green & Partners, L.P. and 614,100 shares were sold by members of management. As a result of the secondary offering, affiliates of

Leonard Green & Partners, L.P. control less than a majority of the voting power of the Company’s outstanding common stock. As a result, the Company is no longer a “controlled company” within the meaning of the New York Stock Exchange rules and, thus, is required to have a board of directors comprised of a majority of independent directors and nominating and compensation committees composed entirely of independent directors. The Company will phase in these corporate governance requirements by March 11, 2008. See Note 12 of the Consolidated Financial Statements included herein for further detail.

Acquisition of Interflora

On July 31, 2006, the Company completed the acquisition of Interflora, a U.K. based provider of floral-related products and services to consumers and retail floral locations in the U.K and the Republic of Ireland. Interflora is an internationally recognized brand and utilizes the same Mercury Man logo as the Company. Interflora provides various products and services to its members and also markets flowers directly to consumers in the U.K. and the Republic of Ireland through both Interflora’s Web site at www.interflora.co.uk and a toll-free telephone number. Founded in 1923, Interflora was originally operated as an unincorporated association, which was incorporated in February 2005. As a result of the Interflora acquisition, the Company also acquired majority control of Interflora, Inc., in which the Company previously had a 33.3% interest. Interflora, Inc. was formed in 1946 and is an international clearinghouse for flowers-by-wire order exchanges between its members. Interflora, Inc. is also the owner of the “Interflora” trademark, in respect of which the Company is the exclusive licensee in a number of jurisdictions around the world. See “Trademarks” below. See Note 2 of the Consolidated Financial Statements included herein for additional information regarding the Interflora acquisition.

Sale of Renaissance Greeting Cards Assets

On December 21, 2005, the Company sold substantially all of the assets and certain liabilities of Renaissance Greeting Cards, Inc. (“Renaissance”). See Note 3 of the Consolidated Financial Statements included herein for further detail. Prior to the sale, the operations of Renaissance were included in the florist segment in the consolidated financial statements.

2005 Initial Public Offering (“IPO”)

On February 14, 2005, the Company closed the sale of 13,100,000 shares of Common Stock at a price of $13.00 per share in a firm commitment underwritten initial public offering. In addition, on that date, 2,307,693 shares of Common Stock were sold at the public offering price to Green Equity Investors IV, L.P., the Company’s principal stockholder and an affiliate. On March 15, 2005, the Company closed the sale of 435,200 shares of Common Stock at the public offering price to satisfy the underwriter’s over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-120723), which the Securities and Exchange Commission declared effective on February 8, 2005. See Note 12 of the Consolidated Financial Statements included herein for further detail.

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

Business

FTD Group, Inc. is a leading provider of floral and specialty gift products and services to consumers and retail florists, as well as other retail locations offering floral products, in the U.S., Canada, the U.K. and the Republic of Ireland. The business utilizes the highly recognized FTD and Interflora brands, both supported by the Mercury Man logo, which is displayed in approximately 45,000 floral shops worldwide. The Company conducts its business through three operating segments: the consumer segment, the florist segment and the international segment.

The consumer segment operates primarily through the www.ftd.com Web site in the U.S. and Canada. As a result of the Company’s same-day delivery capability and broad product selection, the Company’s consumer segment is one of the largest direct marketers of floral arrangements and specialty gifts in the U.S., generating 4.6 million orders from consumers in the fiscal year ended June 30, 2007.

The florist segment provides a comprehensive suite of products and services that enable FTD members to send and deliver floral orders. This suite of products and services is also designed to promote revenue growth and enhance the operating efficiencies of FTD members in the U.S. and Canada.

The international segment was added as a result of the acquisition of Interflora on July 31, 2006. Interflora generated 1.8 million orders from consumers in the fiscal year ended June 30, 2007. Interflora also provides products and services to its network of members in the U.K. and the Republic of Ireland.

The Company’s consumer and florist businesses are highly complementary, as floral orders generated by the consumer businesses are delivered by the network of members. Management believes that the Company’s strong brand name recognition, complementary florist and consumer businesses, extensive customer database of floral and specialty gift consumers, network of FTD and Interflora members and international footprint provide the Company with competitive advantages.

Consumer Segment

The consumer segment is an Internet and telephone marketer of flowers and specialty gift items to consumers, operating in the U.S. and Canada, primarily through the www.ftd.com Web site, in addition to the 1-800-SEND-FTD toll-free telephone number. The Company offers floral arrangements for florist delivery as well as specialty gift items which are delivered via common carrier, including boxed flowers, plants, gourmet food gifts, holiday gifts, bath and beauty products, jewelry, wine and gift baskets, dried flowers and stuffed animals.

Consumers place orders at the www.ftd.com Web site or over the telephone, which are then transmitted to florists or third-party specialty gift providers for processing and delivery. The Internet is the primary channel for orders, representing 90.3% of total order volume during the year ended June 30, 2007. Through its network of FTD members, the Company is able to offer same-day delivery to nearly 100% of U.S. and Canadian populations. Additionally, the consumer segment routes floral orders through an international network of floral retailers enabling next-day delivery in over 150 countries. Through third-party manufacturers and distributors, the Company offers next-day delivery of direct ship orders throughout the United States. The consumer segment has very low working capital requirements because FTD members and specialty gift providers generally maintain physical inventory and bear the cost of warehousing and distribution facilities. In addition, consumers generally pay for floral and specialty gift orders before the Company pays florists and specialty gift providers to deliver them. The consumer segment does not own or operate any retail locations.

For the year ended June 30, 2007, the consumer segment generated revenues of $287.6 million, representing 46.9% of the Company’s total revenues for this period.

Florist Segment

The florist segment provides a comprehensive suite of products and services that enable FTD members to send and deliver floral orders. This suite of products and services is also designed to promote revenue growth and enhance the operating efficiencies of FTD members. The Company provides these services to its network of independent members located primarily in the U.S. and Canada, which includes traditional retail florists as well as other retailers offering floral products.

The Company provides FTD members with access to the FTD brand and the Mercury Man logo, supported by various advertising campaigns, order clearinghouse services (which eliminate counterparty credit risks between sending and receiving FTD members), a quarterly directory publication of FTD members, credit card processing services, e-commerce Web site development and maintenance, online advertising tools and a 24-hour telephone answering and order-taking service. In addition, the Company provides the Floral Selections Guide, a counter display published by FTD, featuring FTD products for all occasions. The Company’s members pay for these services through monthly dues and activity-based fees, such as per order charges. Through the Company’s proprietary Mercury Network, members electronically transmit orders and send messages to other FTD members, for which the Company receives monthly fees in addition to per-order and per-message fees.

The Company sells basic software and hardware for transmitting and receiving orders, as well as software and hardware that provide full back-end systems to manage a member’s business. The Company also acts as a national wholesaler to FTD members, providing FTD-branded and non-branded hard goods and cut flowers as well as packaging, promotional products and a wide variety of other floral-related supplies. During holiday seasons such as Valentine’s Day, Mother’s Day and Christmas, the Company designs specialized floral bouquets with exclusive FTD containers and features these exclusive FTD products in advertising and on the heavily trafficked www.ftd.com Web site.

Revenues in the florist segment are driven by the strength of the Company’s brand, the comprehensive suite of products and services and the Company’s strong relationships with its FTD members. Approximately 75% of florist segment revenues in fiscal 2007 were derived from membership, service and other monthly fees. Florist segment revenues are derived primarily from the top half of the Company’s membership base. As a result and because the mix of membership is changing as the Company adds more supermarket members and seeks to add mass merchants, the Company no longer considers the absolute number of members to necessarily be indicative of segment performance. The Company focuses primarily on the penetration of goods and services sold to FTD members. For the year ended June 30, 2007, the florist segment generated revenues of $182.0 million, representing 29.7% of the Company’s total revenues for this period.

International Segment

The international segment is primarily comprised of Interflora, which has both a florist and a consumer business. Interflora is an internationally recognized brand and utilizes the same Mercury Man logo as FTD. Similar to FTD, Interflora previously operated as an unincorporated association until its incorporation and conversion to a “for-profit” organization in February 2005. Interflora markets floral products and specialty gifts direct to consumers in the U.K. and the Republic of Ireland through both the www.interflora.co.uk Web site and a toll-free telephone number and provides various products and services to its members. For the eleven months that it was owned by the Company during the year ended June 30, 2007, the international segment generated revenues of $143.4 million, representing 23.4% of the Company’s total revenues for the fiscal year.

Seasonality

In view of seasonal variations in the revenues and operating results of the Company’s consumer, florist and international segments, the Company believes that comparisons of its revenues and operating results for any period with those of the immediately preceding period, or in some instances, the same period of the preceding fiscal year may be of limited relevance in evaluating the Company’s historical performance and predicting the Company’s future financial performance. The Company’s working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth below.

The Company generated 18%, 25%, 30% and 27% of its total revenue in the quarters ended September 30, December 31, March 31 and June 30 of fiscal year 2007, respectively. The Company’s quarterly revenue and operating results typically exhibit seasonality. For example, revenue and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving, and Christmas, fall within that quarter. In addition, depending on the year, Easter and the U.K. Mother’s Day sometimes fall within the quarter ending March 31 and sometimes fall within the quarter ending June 30.

Trademarks

The Company’s intellectual property portfolio includes service marks, trademarks and collective trademarks that distinguish the services and products offered by the Company or its members from those offered by other companies.

The “FTD” word mark and the “Mercury Man” logo are registered in the United States, Canada and other jurisdictions throughout the world for various products and services. These marks are used directly by the Company or under license by FTD members.

Other registered trademarks and service marks of the Company include “Florists’ Transworld Delivery,” “Mercury” and “Mercury Network.” The Company also has registered collective trademarks, which are used under license by its members for floral products and related items. These collective trademarks include “Autumn Splendor,” “Big Hug,” “Birthday Party,” “Chicken Soup,” “Sweet Dreams,” and “Thanks A Bunch.” In addition, the Company has applied to register certain other trademarks, service marks and collective trademarks in the United States and other countries, and likely will seek to register additional marks, as appropriate. It is possible that some of these applications to register additional marks will not result in registrations.

The Company also uses various marks under license, including the “Interflora” mark, owned by Interflora, Inc., a corporation in which the Company owns a controlling interest as a result of its acquisition of Interflora. The Company is the exclusive licensee to use this mark in North America and South America, as well as Japan, South Korea, the Philippine Islands and Taiwan. In addition, as a result of the Interflora acquisition, a wholly-owned subsidiary of the Company is the exclusive licensee to use the “Interflora” mark in Australia, China, Great Britain, Hong Kong, India, Indonesia, Ireland, New Zealand, Pakistan, South Africa and a number of other countries. However, because of the intellectual property laws of certain of these jurisdictions, there may be impediments to exploiting this license.

Competition

The Company competes in the extremely fragmented floral services industry with a large number of wholesalers, service providers and direct marketers of flowers and specialty gifts. The principal competitors of the Company’s consumer segment are 1-800-FLOWERS.COM, Inc. and ProFlowers.com, owned by Liberty Media Corporation, which offer some similar floral and specialty gift items to consumers through their Web sites and toll-free telephone numbers. Additionally, Teleflora LLC (“Teleflora”) has a presence in the floral direct marketing portion of the consumer segment market.

The principal competitors of the Company’s florist segment are Teleflora and 1-800-FLOWERS.COM, Inc. FTD, Teleflora and 1-800-FLOWERS.COM, Inc. are the largest floral service providers in the United States based on membership. Teleflora and 1-800-FLOWERS.COM, Inc. offer some products and services that are similar to those offered by the Company, and florists may subscribe to all of these competing services.

The principal competitors of the international segment’s florist business are Teleflorist and Flowers Direct. Teleflorist and Flowers Direct offer some products and services that are comparable to those offered by the Company; however florists may subscribe to only one of these competing wire-service providers. The principal competitors for the international segment’s consumer business include Marks & Spencer, Tesco and John Lewis.

Employees

At June 30, 2007, the Company employed approximately 984 full-time employees. The Company considers its relations with its employees to be good. None of the Company’s employees are currently covered by a collective bargaining agreement.

Financial Information about Segments

Financial and other information by segment relating to the Company’s operations for the fiscal years ended June 30, 2007, 2006 and 2005 is set forth in Note 16 of the Consolidated Financial Statements included herein.

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

Our business, operating results, financial condition, results of operations and cash flows may be impacted by a number of factors including, but not limited to those set forth below. Any one of these factors could cause our actual results to vary materially from recent results or future anticipated results. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially and adversely affect our future anticipated results.

Market competition among the Company’s existing and potential competitors could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The consumer markets for flowers and specialty gifts are highly competitive and fragmented, and the products the Company offers can be purchased from numerous sources. In the Company’s consumer and international segments, the Company competes with traditional florists and gift retailers, as consumers choose whether to give their business to a traditional florist, specialty gift retailer or a direct marketer. After a consumer has chosen a direct marketer, the Company further competes with other floral and specialty gift direct marketers, including those that use Web sites, toll free telephone numbers and catalogs. The competitors for the consumer segment include direct marketers, such as 1-800-FLOWERS.COM, Inc. and Proflowers.com, owned by Liberty Media Corporation. Additionally, Teleflora has also established a direct marketing service for floral items on its www.teleflora.com Web site. The competitors for the consumer portion of the international segment include Marks & Spencer, Tesco and John Lewis.

Although less fragmented, within the market that provides services and goods to retail floral locations, the Company’s florist segment and international segment also face competition. Management believes that the florist segment, Teleflora and 1-800-FLOWERS.COM, Inc. are the largest floral wire-service providers in the U.S. based on membership. Teleflora and 1-800-FLOWERS.COM, Inc. offer some products and services that are similar to those offered by the Company, and florists may subscribe to all of these competing services. Management also believes that the international segment, Teleflorist and Flowers Direct are the largest floral wire-service providers in the U.K. based on membership. Teleflorist and Flowers Direct offer some products and services that are comparable to those offered by the Company; however florists may subscribe to only one of these competing services.

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

The Company’s business is seasonal and the Company’s quarterly revenue and operating results typically exhibit seasonality. For example, revenue and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving, and Christmas, fall within that quarter. In addition, depending on the year, Easter and the U.K. Mother’s Day sometimes fall within the quarter ending March 31 and sometimes fall within the quarter ending June 30.

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

The Company believes that its strategic relationships with leading Internet portal companies, other online retailers and direct marketers are critical to attract customers, facilitate broad market acceptance of the Company’s products and brands and enhance its sales and marketing capabilities. A failure to maintain existing strategic relationships or to establish additional relationships that generate a significant amount of traffic from other Web sites could limit the growth of the Company’s business. Establishing and maintaining relationships with leading Internet portal companies, other online retailers and direct marketers is competitive and expensive. The Company may not successfully enter into additional strategic relationships. In addition, the Company may not be able to renew existing strategic relationships beyond their current terms or may be required to pay significant fees to maintain and expand these strategic relationships. Further, many Internet portal companies, other online retailers and direct marketers that the Company may approach to establish an advertising presence or with whom it already has an existing relationship may also provide advertising services for the Company’s competitors. As a result, these companies may be reluctant to enter into, maintain or expand a strategic relationship with the Company. The Company’s business, financial condition, results of operations and cash flows may suffer if it fails to enter into new strategic relationships, or maintain or expand existing strategic relationships, or if these strategic relationships do not result in traffic on the Company’s Web sites sufficient to justify their costs.

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

As part of its business strategy, the Company intends to continue to market to consumers who may be interested in sending flowers to a recipient abroad. This international aspect of the Company’s business is subject to the risk of inconsistent quality of merchandise and disruptions or delays in delivery because these foreign florists may not necessarily adhere to the same quality control standards as FTD and Interflora members who fulfill orders. If consumers choose not to place subsequent orders with the Company because they were not satisfied with the results of an order they sent abroad, this could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

If the supply of flowers, or any other perishable product the Company offers for sale, becomes limited, the price of these products could rise or these products may become unavailable, which could result in the Company not being able to meet consumer demand, which could cause an adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

Alternatively, the Company may not be able to obtain high quality flowers in an amount sufficient to meet customer demand. Even if available, flowers from alternative sources may be of lesser quality and/or may be more expensive than those currently offered by the Company. A large portion of the supply of flowers is sourced from countries such as Colombia, Ecuador and Holland.

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

The Company purchases perishable products from suppliers in foreign countries, which subjects it to various federal, state and local government regulations, including regulations imposed by the U.S. Food & Drug Administration, the U.S. Department of Labor, Occupational Safety and Health Administration, the U.S. Department of Agriculture, and Animal and Plant Health Inspection Service. These agencies, other federal, state or local food regulatory authorities or authorities in jurisdictions outside the United States in which the Company operates may require the Company to make changes to its importation procedures and sales and handling operations. These changes may increase the Company’s cost of operations or the Company may not be able to make the requested governmental changes or obtain any required permits, licenses or approvals in a timely manner, or at all. Failure to make requested changes or to obtain or maintain a required permit, license or approval could cause the Company to incur substantial compliance costs and delay the availability of, or cancel, certain product offerings. In addition, any inquiry or investigation from a regulatory authority could have a negative impact on the Company’s reputation. The occurrence of any of these events could harm the Company’s business and have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

In accordance with current industry practice by domestic floral and specialty gift direct marketers and the Company’s interpretation of applicable law, the Company collects and remits U.S. sales taxes only with respect to deliveries made in a limited number of states where it has a physical presence. If U.S. states successfully challenge this practice and impose sales and use taxes on orders delivered in states where the Company does not have physical presence, it could incur substantial tax liabilities for past sales and lose sales in the future. In addition, future changes in the operation of the Company’s online and telephonic sales channels could result in the imposition of additional sales and use tax obligations. Moreover, a number of states, as well as the U.S. Congress, have been considering various legislative initiatives that could result in the imposition of additional sales and use taxes on sales over the Internet, which if enacted could require the Company to collect additional sales and use taxes. The imposition of sales or use tax liability for past or future sales could decrease the Company’s ability to compete with traditional retailers and have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

In 1998, the Internet Tax Freedom Act was enacted, which generally placed a three-year moratorium on state and local taxes on Internet access and on multiple or discriminatory state and local taxes on electronic commerce. This moratorium was extended until November 1, 2007. The Company cannot predict whether this moratorium will be extended in the future or whether future legislation will alter the nature of the moratorium. If this moratorium is not extended in its current form, state and local governments could impose additional taxes on Internet-based transactions, and these taxes could decrease the Company’s ability to compete with traditional retailers which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. Further, if the moratorium is not extended in its current form, state and local governments could impose additional taxes on Internet access. This could result in the reduced use of the Internet as a medium for commerce, which could have a material adverse affect on the Company’s Internet business operations.

In accordance with current industry practice by international floral and specialty gift direct marketers and the Company’s interpretation of applicable law, the Company collects and remits value added taxes on consumer orders placed through Interflora. Future changes in the operation of the Company’s international segment could result in the imposition of additional tax obligations. Moreover, if an international taxing authority challenges the current practice or implements new legislative initiatives, additional taxes on sales over the Internet could be due by the Company. The imposition of an additional tax liability for past or future sales could decrease the Company’s ability to compete with traditional retailers which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

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

In addition, any acquisition by the Company may have a material and adverse effect on the Company’s operating results, particularly in the fiscal quarters immediately following the completion of these acquisitions as the Company works to integrate its operations with those of the acquired business. Further, once integrated, acquired companies may not achieve levels of revenues, profitability or productivity comparable with those achieved by the Company’s existing operations, or otherwise perform as expected.

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

The Company has indebtedness that is substantial in relation to its stockholders’ equity. As of June 30, 2007, the Company and its subsidiaries had $313.7 million of outstanding indebtedness, including notes payable of $1.7 million related to the Interflora acquisition, and $261.8 million of stockholders’ equity. For the fiscal year ended June 30, 2007, interest expense totaled $28.2 million. In addition, subject to restrictions in the indenture governing the Company’s 7.75% Senior Subordinated Notes (the “Notes”), and restrictions contained in the agreements governing FTD, Inc.’s senior credit facility, the Company and its subsidiaries may incur additional indebtedness.

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

The Company’s ability to service its indebtedness and other obligations depends on its operating performance, which, in turn, is affected by prevailing economic conditions and financial, business and other factors, many of which are beyond its control. The Company’s business may not generate sufficient cash flows, and future financings may not be available to provide sufficient funds, in order to meet these obligations or to successfully execute the Company’s business strategies. As a result, there could be an event of default under the Company’s indebtedness and other obligations, which, in turn, would have a material adverse effect on the Company’s business and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

A portion of the Company’s debt obligations bear interest at variable rates, which makes it vulnerable to increases in interest rates.

Approximately 45.2% (or $141.9 million aggregate principal amount) of the Company’s $313.7 million aggregate principal amount of indebtedness as of June 30, 2007 bore interest at variable rates. If interest rates increase materially, then the Company may experience material increases in its level of interest expense which, in turn, could adversely affect its results of operations.

Restrictions in FTD, Inc.’s debt instruments limit FTD, Inc.’s ability to take certain actions and breaches thereof could impair the Company’s liquidity.

FTD, Inc.’s senior credit facility and the indenture governing the Notes contain covenants that restrict FTD, Inc.’s ability to, among other things:

•	redeem or repurchase capital stock;

•	incur additional indebtedness and grant liens;

•	make acquisitions and joint venture investments;

•	pay dividends;

•	sell assets; and

•	make capital expenditures.

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

As of June 30, 2007, Green Equity Investors IV, L.P., and an affiliate, both of which are affiliates of Leonard Green & Partners, L.P., beneficially owned approximately 32.0% of the Company’s outstanding common stock. As a result, Green Equity Investors IV, L.P. and its affiliate may exert substantial influence over FTD’s corporate and management policies and may limit other FTD stockholders’ ability to influence FTD’s corporate and management policies.

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

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2007 that remain unresolved.

Item 2.	PROPERTIES

The Company’s principal executive offices, consisting of approximately 120,000 square feet of office space, are owned by the Company and are located in Downers Grove, Illinois. In addition, the Company leases office space in Saint-Sauveur, Quebec, and call center facilities in Centerbrook, Connecticut; Medford, Oregon; and Sherwood, Arkansas. The Company also leases warehouse space in a distribution center in Cincinnati,

Ohio. Subsequent to the sale of Renaissance in December 2005, the Company remained the lessee of the Sanford, Maine location, but currently subleases the space to the current Renaissance owner.

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

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2007.

PART II

Item 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market for Common Stock

The Company’s Common Stock is quoted on the New York Stock Exchange (“NYSE”) under the symbol “FTD.” The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s Common Stock as reported by the NYSE, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low

Fiscal Year Ended June 30, 2007
Fourth Quarter	$19.08	$16.01
Third Quarter	$20.93	$16.01
Second Quarter	$18.49	$14.92
First Quarter	$16.70	$13.46
Fiscal Year Ended June 30, 2006
Fourth Quarter	$13.93	$9.53
Third Quarter	$10.45	$9.02
Second Quarter	$11.34	$10.20
First Quarter	$12.11	$9.95

As of June 30, 2007, there were 18 holders of record of Common Stock, although the Company believes that there is a significantly larger number of beneficial owners. The holders of the Common Stock are entitled to one vote per share.

On February 20, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.1625 per share. The dividend was paid on April 2, 2007 to stockholders of record as of the close of business on March 19, 2007. Additionally, on April 24, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.1625 per share. The dividend was paid on July 6, 2007 to stockholders of record as of the close of business on June 22, 2007. The continued payment of cash dividends in the future is at the discretion of the Company’s Board of Directors and depends on numerous factors, including without limitation, the Company’s net earnings, financial condition, availability of capital, continued compliance with the requirements of the Company’s 2006 Credit Agreement and the indenture governing the 7.75% Senior Subordinated Notes and other business needs.

Equity Compensation Plan Information

The information required by this item will be set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement related to the Company’s 2007 annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

In fiscal year 2006, the Company repurchased a total of 1.5 million shares of common stock for $15.0 million. There were no purchases made by, or on behalf of, the Company, of shares of the Company’s common stock during the fiscal year ended June 30, 2007.

Stockholder Return Comparison

The following performance chart provides a comparison of cumulative total stockholder return for the period from February 9, 2005 (the date on which the Common Stock began publicly trading) through June 30, 2007, for an investment in the Company, the Russell 2000 Index and a peer group, which consists of 1-800-Flowers.com, Inc. (the “Peer Group”). The chart assumes an investment of $100.00 in each of the Company and the two indices, and the reinvestment of any dividends. The historical information set forth below is not necessarily indicative of future performance. Data for the Company, the Russell 2000 Index and the Peer Group were provided to the Company by Research Data Group, Inc. The data shown is based on the closing share prices or index values, as applicable, at the end of the last day of each quarter shown (except for the initial date, February 9, 2005).

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG FTD GROUP, INC., THE RUSSELL 2000 INDEX
AND A PEER GROUP

* $100 invested on 2/9/05 in stock or index-including reinvestment of dividends. Fiscal year ending June 30.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth the Predecessor’s selected historical data for the 2003 fiscal year and the period from July 1, 2003 through February 23, 2004 and the Company’s selected historical data for the period from February 24, 2004 through June 30, 2004 and the 2005, 2006 and 2007 fiscal years. The selected historical statement of operations data for the 2003 fiscal year, the periods from July 1, 2003 through February 23, 2004 and from February 24, 2004 through June 30, 2004 and for the 2005, 2006 and 2007 fiscal years and balance sheet data for the 2003 through 2007 fiscal years was derived from the Predecessor’s and the Company’s audited consolidated financial statements. The financial data is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. Amounts below are presented in thousands, except for per share information.

				Period from	Predecessor Basis of Accounting(1)
				February 24,	Period from
	Fiscal Year	Fiscal Year	Fiscal Year	2004	July 1, 2003		Fiscal Year
	Ended	Ended	Ended	through	through		Ended
	June 30,	June 30,	June 30,	June 30,	February 23,		June 30,
	2007	2006	2005	2004	2004		2003

Statements of Operations:
Total revenues	$613,012	$465,133	$437,795	$151,381	$245,679		$363,343
Income from operations	78,120	61,056	39,646 (2)	13,018 (3)	701	(4)	36,799
Net income (loss)	31,912	25,543	(22,600)	(4,497)	(1,602	)(5)	9,289	(6)
Net income (loss) per share — basic	$1.12	$0.89	$(1.15)	$(0.34)
Net income (loss) per share — diluted	$1.08	$0.86	$(1.15)	$(0.34)
Cash dividends declared per common share	$0.3250	$—	$—	$—
Other Data:
Consumer segment orders	4,590	4,508	4,073	1,517	2,063		3,166
Consumer segment revenues	$287,621	$275,773	$247,108	$88,296	$128,507		$190,958
Florist segment revenues	$181,995	$189,360	$190,687	$63,085	$117,172		$172,385
International segment consumer orders	1,785	N/A	N/A	N/A	N/A		N/A
International segment revenues	$143,396	N/A	N/A	N/A	N/A		N/A

	As of June 30,
	2007	2006	2005	2004	2003(1)

Balance Sheet Data:
Working capital (deficit)(7)	$(39,617)	$(33,785)	$(23,096)	$(13,195)	$(24,113)
Total assets	$748,900	$570,737	$571,314	$579,888	$204,371
Long-term debt, including current portion	$313,748	$220,117	$239,080	$259,788	$6,500
Preferred stock subject to mandatory redemption	$—	$—	$—	$152,079	$—
Total equity	$261,778	$217,736	$205,747	$35,462	$122,323

(1)	The financial data for periods prior to February 24, 2004 are presented for comparative purposes and consist of the financial data of the Predecessor (“Predecessor Basis of Accounting”).

(2)	During the year ended June 30, 2005, the Company recorded costs of $13.9 million related to the management services agreement with Leonard Green & Partners, L.P., which included $12.5 million related to the termination of the management services agreement as a component of selling, general and administrative expenses.

(3)	During the period from February 24, 2004 through June 30, 2004, the Company recorded severance costs of $3.3 million as a component of selling, general and administrative expenses associated with the departure of certain of the Company’s senior executives shortly following the consummation of the 2004 Going Private Transaction.

(4)	During the period from July 1, 2003 through February 23, 2004, the Predecessor recorded merger related expenses of $23.4 million related to the 2004 Going Private Transaction as a component of selling, general and administrative expenses.

(5)	During the period from July 1, 2003 through February 23, 2004, the Predecessor recorded as a component of other expense, net, a gain of $1.5 million as a result of a settlement with the insurance carrier that maintained a policy covering FTD and its directors and officers. In addition, the Company entered into a Senior Secured Credit Facility (the “2004 Credit Agreement”). As a result of entering into the 2004 Credit Agreement, unamortized deferred financing costs associated with the then existing debt were expensed by the Predecessor, resulting in a net loss on extinguishment of debt of $0.4 million, which was included in other expense, net.

(6)	In fiscal year 2003, the Predecessor recorded as a component of other expense, net, a charge of $11.0 million related to the recording of a liability associated with the settlement of the consolidated shareholder class action litigation related to the Predecessor’s 2002 Merger, including administrative costs.

(7)	Working capital (deficit) represents total current assets (excluding cash and cash equivalents) less current liabilities (excluding the current portion of long term debt).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Information” and under Item 1A — “Risk Factors”.

Overview

FTD Group, Inc. is a leading provider of floral-related products and services to consumers and retail florists, as well as other retail locations offering floral products, in the U.S., Canada, the U.K. and the Republic of Ireland. The business utilizes the highly recognized FTD and Interflora brands, both supported by the Mercury Man logo, which is displayed in approximately 45,000 floral shops worldwide. The Company conducts its business through three operating segments: the consumer segment, the florist segment and the international segment.

Consumer Segment.  The consumer segment is an Internet and telephone marketer of flowers and specialty gift items to consumers, operating in the U.S. and Canada primarily through the www.ftd.com Web site, in addition to the 1-800-SEND-FTD toll-free telephone number. The Company offers floral arrangements for florist delivery as well as specialty gift items which are delivered via common carrier, including boxed flowers, plants, gourmet food gifts, holiday gifts, bath and beauty products, jewelry, wine and gift baskets, dried flowers and stuffed animals.

Consumers place orders at the www.ftd.com Web site or over the telephone, which are then transmitted to florists or third-party specialty gift providers for processing and delivery. The Internet is the primary channel for orders, representing 90.3% of total order volume during the year ended June 30, 2007. Through its network of FTD members, the Company is able to offer same-day delivery to nearly 100% of U.S. and Canadian populations. Additionally, the consumer segment routes floral orders through an international network of floral retailers enabling next-day delivery in over 150 countries. Through third-party manufacturers and distributors, the Company offers next-day delivery of direct ship orders throughout the United States. The consumer segment has very low working capital requirements because FTD members and specialty gift providers generally maintain physical inventory and bear the cost of warehousing and distribution facilities. In addition, consumers generally pay for floral and specialty gift orders before the Company pays florists and specialty gift providers to deliver them. The consumer segment does not own or operate any retail locations.

For the year ended June 30, 2007, the consumer segment generated revenues of $287.6 million, representing 46.9% of the Company’s total revenues for this period.

Florist Segment.  The florist segment provides a comprehensive suite of products and services that enable FTD members to send and deliver floral orders. This suite of products and services is also designed to promote revenue growth and enhance the operating efficiencies of FTD members. The Company provides these services to its network of independent members located primarily in the U.S. and Canada, which includes traditional retail florists as well as other retailers offering floral products.

The Company provides FTD members with access to the FTD brand and the Mercury Man logo, supported by various advertising campaigns, order clearinghouse services (which eliminate counterparty credit risks between sending and receiving FTD members), a quarterly directory publication of FTD members, credit card processing services, e-commerce Web site development and maintenance, online advertising tools and a 24-hour telephone answering and order-taking service. In addition, the Company provides the Floral Selections Guide, a counter display published by FTD, featuring FTD products for all occasions. The Company’s members pay for these services through monthly dues and activity-based fees, such as per order charges. Through the Company’s proprietary Mercury Network, members electronically transmit orders and send messages to other FTD members, for which the Company receives monthly fees in addition to per-order and per-message fees.

The Company sells basic software and hardware for transmitting and receiving orders, as well as software and hardware that provide full back-end systems to manage a member’s business. The Company also acts as a national wholesaler to FTD members, providing FTD-branded and non-branded hard goods and cut flowers as well as packaging, promotional products and a wide variety of other floral-related supplies. During holiday seasons such as Valentine’s Day, Mother’s Day and Christmas, the Company designs specialized floral bouquets with exclusive FTD containers and feature these exclusive FTD products in advertising and on the heavily trafficked www.ftd.com Web site.

Revenues in the florist segment are driven by the strength of the Company’s brand, the comprehensive suite of products and services and the Company’s strong relationships with its FTD members. Approximately 75% of florist segment revenues in fiscal 2007 were derived from membership, service and other monthly fees. Florist segment revenues are derived primarily from the top half of the Company’s membership base. As a result and because the mix of membership is changing as the Company adds more supermarket members and seeks to add mass merchants, the Company no longer considers the absolute number of members to necessarily be indicative of segment performance. The Company focuses primarily on the penetration of goods and services sold to FTD members. For the year ended June 30, 2007, the florist segment generated revenues of $182.0 million, representing 29.7% of the Company’s total revenues for this period.

International Segment.  The international segment is primarily comprised of Interflora, which has both a florist and a consumer business. Interflora is an internationally recognized brand and utilizes the same Mercury Man logo as FTD. Similar to FTD, Interflora previously operated as an unincorporated association until its incorporation and conversion to a “for-profit” organization in February 2005. Interflora markets floral products and specialty gifts direct to consumers in the U.K. and the Republic of Ireland through both the www.interflora.co.uk Web site and a toll-free telephone number and provides various products and services to its members. For the eleven months that it was owned by the Company during the year ended June 30, 2007, the international segment generated revenues of $143.4 million, representing 23.4% of the Company’s total revenues for the fiscal year.

Key Industry Trends.  The Company believes key trends in the floral retail market include the increasing role of floral direct marketers, particularly those marketing floral products over the Internet, which has resulted in increased orders for delivery placed through floral direct marketers versus traditional retail florists, consumer purchasing of “cash and carry” flowers continuing to shift away from traditional retail florists to supermarket and mass merchant retail locations, the increasing dependence of traditional retail florists on wire-services to provide incoming order volume lost to Internet, supermarket and mass merchant retailers and the expansion of product offerings by traditional retail florists and direct marketers to include specialty gift items. The principal trends are addressed through the consumer segment, the florist segment and the international segment business strategies.

Business Strategy.  The Company plans to continue to direct consumers to the Company’s www.ftd.com and www.interflora.co.uk Web sites for their floral and specialty gift purchasing needs, as processing orders over the Internet is a profitable order generating vehicle for the Company and an efficient and convenient ordering method for the consumer. The Company plans to add new consumers by continuing to expand existing marketing efforts, focusing on highly trafficked Internet sites as well as continued growth and focus on numerous customer affinity programs. The Company also plans to pursue growth in additional specialty gift categories and expansion of its existing categories, as management believes that the Company’s marketing expertise and brand strength allows the business to attract a wide range of quality specialty gift manufacturers. Additionally, management believes that lower-priced floral products are a significant portion of the market and, accordingly, the Company plans to continue refining its offerings in this area to meet consumer demand.

The Company plans to continue to drive product and service offering penetration and continue to attract florists to its FTD and Interflora networks through continued improvements in product and service offerings that increase revenue and reduce costs for members. The Company is currently pursuing opportunities to expand its presence in a number of channels that have not historically represented a meaningful portion of the Company’s revenues, such as the supermarket channel and other mass market channels.

In addition to funding working capital needs and capital expenditures, the Company plans to use available cash generated from operations to service and reduce its indebtedness, pay dividends to shareholders and may repurchase shares of its Common Stock pursuant to its share repurchase program, which expires on September 30, 2007. The Company believes that its current capital resources, including cash and cash equivalents, cash generated from operations and funds available from its revolving credit facility will be sufficient to finance its operations and capital expenditures for the foreseeable future. See “Liquidity and Capital Resources.”

Year ended June 30, 2007 compared to year ended June 30, 2006

Total revenues

	Year Ended	Year Ended
	June 30,	June 30,
	2007	2006	% Change
(In thousands)

Consumer segment	$287,621	$275,773	4.3%
Florist segment	181,995	189,360	(3.9)%
International segment	143,396	—	N/A

Total revenues	$613,012	$465,133	31.8%

Revenues increased by $147.9 million, or 31.8%, to $613.0 million for the year ended June 30, 2007, compared to revenues for the year ended June 30, 2006 of $465.1 million. The Company acquired Interflora on July 31, 2006 and reports its results within the Company’s international segment. The international segment accounted for $143.4 million of the increase in revenue for the year ended June 30, 2007. Growth in the Company’s domestic consumer segment of $11.8 million, partially offset by a decline in the Company’s domestic florist segment of $7.4 million, contributed to the remaining increase.

The consumer segment achieved revenues of $287.6 million for the year ended June 30, 2007, compared to revenues for the year ended June 30, 2006 of $275.8 million, representing a 4.3% increase. Growth was driven by a 1.8% increase in order volume which totaled 4.6 million orders for the year ended June 30, 2007, up from 4.5 million orders for the year ended June 30, 2006 and a 1.5% increase in average order value in fiscal year 2007 which was $61.31 compared to $60.38 in fiscal year 2006. Internet orders were 90.3% of total orders for the year ended June 30, 2007, compared to 90.1% for the year ended June 30, 2006. Advertising revenue contributed $6.2 million of revenue in fiscal 2007, an increase of $2.6 million versus fiscal 2006.

Revenues for the florist segment decreased by $7.4 million, or 3.9% to $182.0 million for the year ended June 30, 2007, compared to revenues for the year ended June 30, 2006 of $189.4 million. The decline in revenues was primarily due to the December 2005 sale of Renaissance, which contributed $3.9 million of revenues in fiscal year 2006, and the elimination of certain customers.

The international segment achieved revenues of $143.4 million for the eleven months ended June 30, 2007. Consumer orders in the international segment totaled 1.8 million during the period, with an average order value of $64.78. Internet orders comprised 71.0% of the total consumer order volume for the period.

Total costs of goods sold and services provided

	Year Ended	Year Ended
	June 30,	June 30,
	2007	2006	% Change
(In thousands)

Consumer segment	$203,487	$200,549	1.5%
Florist segment	57,498	59,990	(4.2)%
International segment	98,390	—	N/A
Corporate	1,996	2,235	(10.7)%

Total costs of goods sold and services provided	$361,371	$262,774	37.5%

Costs of goods sold and services provided increased by $98.6 million, or 37.5%, to $361.4 million for the year ended June 30, 2007, from $262.8 million for the year ended June 30, 2006. Total gross margin for the year ended June 30, 2007 was 41.0%, compared to 43.5% for the year ended June 30, 2006.

Costs of goods sold and services provided associated with the consumer segment increased by $3.0 million, or 1.5%, to $203.5 million for the year ended June 30, 2007, compared to $200.5 million for the year ended June 30, 2006. Gross margin for the consumer segment increased to 29.3% for the year ended June 30, 2007, compared to 27.3% for the year ended June 30, 2006, primarily due to an increase in average order values and advertising revenue. Savings in product guarantee expense due to process improvements also contributed to the increase.

Costs of goods sold and services provided associated with the florist segment decreased by $2.5 million, or 4.2%, to $57.5 million for the year ended June 30, 2007, compared to $60.0 million for the year ended June 30, 2006. Gross margin for the florist segment remained relatively consistent with the prior year at 68.4% for the year ended June 30, 2007, compared to 68.3% for the year ended June 30, 2006.

Costs of goods sold and services provided associated with the international segment were $98.4 million for the eleven months ended June 30, 2007. Gross margin for the international segment was 31.4%.

Costs of goods sold and services provided related to corporate activities remained relatively consistent at $2.0 million for the year ended June 30, 2007, compared to $2.2 million for year ended June 30, 2006. These costs were related to the development and maintenance of internal corporate technology platforms supporting both the florist and consumer segments.

Advertising and selling costs

	Year Ended	Year Ended
	June 30,	June 30,
	2007	2006	% Change
(In thousands)

Consumer segment	$36,100	$35,921	0.5%
Florist segment	47,699	53,200	(10.3)%
International segment	10,626	—	N/A

Total advertising and selling costs	$94,425	$89,121	6.0%

Advertising and selling costs increased by $5.3 million, or 6.0%, to $94.4 million for the year ended June 30, 2007, compared to advertising and selling costs for the year ended June 30, 2006 of $89.1 million. As a percentage of revenue, advertising and selling costs decreased to 15.4% for the year ended June 30, 2007 compared to 19.2% for the year ended June 30, 2007. This decrease is primarily related to the addition of the international segment which has lower advertising spending than the domestic businesses.

Advertising and selling costs associated with the consumer segment increased slightly to $36.1 million for the year ended June 30, 2007 compared to $35.9 million for the year ended June 30, 2006. Advertising and selling costs as a percentage of revenue associated with the consumer segment for the year ended June 30, 2007 were 12.6% compared to 13.0% for the year ended June 30, 2006.

Advertising and selling costs associated with the florist segment decreased by $5.5 million, or 10.3%, to $47.7 million for the year ended June 30, 2007, compared to $53.2 million for the year ended June 30, 2006. This decrease was primarily due to a decrease in rebates which are earned by FTD members under a customer incentive program, the sale of Renaissance during the second quarter of fiscal year 2006, planned cost reductions and a shift to more efficient member marketing programs.

Advertising and selling costs associated with the international segment totaled $10.6 million, or 7.4% of international segment revenue, for the eleven months ended June 30, 2007.

General and administrative costs

	Year Ended	Year Ended
	June 30,	June 30,
	2007	2006	% Change
(In thousands)

Consumer segment	$22,702	$19,917	14.0%
Florist segment	8,357	6,591	26.8%
International segment	21,352	—	N/A
Corporate	26,685	25,674	3.9%

Total general and administrative costs	$79,096	$52,182	51.6%

General and administrative costs increased by $26.9 million, or 51.6%, to $79.1 million for the year ended June 30, 2007, compared to $52.2 million for the year ended June 30, 2006.

General and administrative costs associated with the consumer segment increased by $2.8 million, or 14.0%, to $22.7 million for the year ended June 30, 2007, compared to $19.9 million for the year ended June 30, 2006. The increase in general and administrative costs for the consumer segment was primarily due to investment spending in the consumer segment’s technology infrastructure, including increased headcount and an increase in amortization expense associated with technology improvements put in service over the last year. Also contributing to the increase in general and administrative expense was an increase in salaries and headcount in other administrative areas. As a percentage of revenue, general and administrative costs increased to 7.9% from 7.2% in the prior fiscal year.

General and administrative costs associated with the florist segment increased by $1.8 million, or 26.8%, to $8.4 million for the year ended June 30, 2007, compared to $6.6 million for the year ended June 30, 2006.

As a percentage of revenue, general and administrative costs increased to 4.6% from 3.5% in the prior fiscal year. General and administrative costs for the florist segment for the fiscal year ended June 30, 2006 were reduced by a $1.0 million gain related to the sale of Renaissance in the second quarter of fiscal year 2006 and a $1.6 million gain related to the settlement of the class action lawsuit entitled In Re: Visacheck/Mastermoney Antitrust Litigation in the fourth quarter of fiscal year 2006. Additionally, general and administrative costs were lower in the year ended June 30, 2007 as a result of the sale of Renaissance.

General and administrative costs associated with the international segment were $21.4 million, or 14.9% of revenue for the eleven months ended June 30, 2007.

Corporate general and administrative costs increased by $1.0 million, or 3.9%, to $26.7 million for the year ended June 30, 2007, compared to $25.7 million for the year ended June 30, 2007. The increase in corporate general and administrative costs is primarily related to an increase in salaries and stock-based compensation expense, partially offset by a decrease in legal and insurance costs in the current year period.

Other income and expenses

	Year Ended	Year Ended
	June 30,	June 30,
	2007	2006	% Change
(In thousands)

Interest income	$(1,883)	$(924)	103.8%
Interest expense	28,227	19,449	45.1%
Other income, net	(929)	(398)	133.4%

Total other expenses, net	$25,415	$18,127	40.2%

Interest income increased $1.0 million, to $1.9 million for the year ended June 30, 2007, compared to $0.9 million for the year ended June 30, 2006. The increase was primarily due to increased cash balances during the year ended June 30, 2007 and an increase in interest rates in fiscal year 2007.

Interest expense increased $8.8 million, to $28.2 million for the year ended June 30, 2007, compared to $19.4 million for the year ended June 30, 2006. The increase is due to an increase in outstanding indebtedness during the current year period resulting from the purchase of Interflora as well as a $1.8 million write-off of unamortized deferred financing costs associated with the repayment of the Company’s previous credit facility.

Other income, net was $0.9 million for the year ended June 30, 2007 compared to $0.4 million for the year ended June 30, 2006. The current year income was primarily due to foreign currency exchange gains, partially offset by the costs related to the March 2007 secondary stock offering.

Year ended June 30, 2006 compared to year ended June 30, 2005

Total revenues

	Year Ended	Year Ended
	June 30,	June 30,
	2006	2005	% Change
(In thousands)

Consumer segment	$275,773	$247,108	11.6%
Florist segment	189,360	190,687	(0.7)%

Total revenues	$465,133	$437,795	6.2%

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

Revenues for the florist segment decreased by $1.3 million, or 0.7% to $189.4 million for the year ended June 30, 2006, compared to revenues for the year ended June 30, 2005 of $190.7 million. The decline in revenues was primarily due to the December 2005 sale of Renaissance, which contributed $5.5 million of revenues in the last half of fiscal year 2005, in addition to lower sales resulting from the elimination of certain unprofitable specialty wholesaling products. This decrease was partially offset by an increase in Florists’ Online revenues, fresh flower sales and technology system sales.

Total costs of goods sold and services provided

	Year Ended	Year Ended
	June 30,	June 30,
	2006	2005	% Change
(In thousands)

Consumer segment	$200,549	$183,692	9.2%
Florist segment	59,990	62,025	(3.3)%
Corporate	2,235	2,300	(2.8)%

Total costs of goods sold and services provided	$262,774	$248,017	5.9%

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

Costs of goods sold and services provided associated with the florist segment decreased by $2.0 million, or 3.3%, to $60.0 million for the year ended June 30, 2006, compared to $62.0 million for the year ended June 30, 2005. Gross margin for the florist segment increased to 68.3% for the year ended June 30, 2006, compared to 67.5% for the year ended June 30, 2005, partially due to the elimination of certain unprofitable specialty wholesaling products.

Costs of goods sold and services provided related to corporate activities remained relatively consistent at $2.2 million for the year ended June 30, 2006, compared to $2.3 million for year ended June 30, 2005. These costs were related to the development and maintenance of internal corporate technology platforms supporting both the florist and consumer segments.

Advertising and selling costs

	Year Ended	Year Ended
	June 30,	June 30,
	2006	2005	% Change
(In thousands)

Consumer segment	$35,921	$29,080	23.5%
Florist segment	53,200	56,319	(5.5)%

Total advertising and selling costs	$89,121	$85,399	4.4%

Advertising and selling costs increased by $3.7 million, or 4.4%, to $89.1 million for the year ended June 30, 2006, compared to advertising and selling costs for the year ended June 30, 2005 of $85.4 million. There were no advertising and selling costs related to corporate activities.

Advertising and selling costs associated with the consumer segment increased by $6.8 million, or 23.5%, to $35.9 million for the year ended June 30, 2006, compared to $29.1 million for the year ended June 30, 2005. This increase in advertising and selling costs was primarily related to higher online advertising costs due to an increase in average cost per order as well as greater order volumes. Contributing to the increase in cost per order was increased competition for key words in search-oriented advertising.

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

General and administrative costs and management fees

	Year Ended	Year Ended
	June 30,	June 30,
	2006	2005	% Change
(In thousands)

Consumer segment	$19,917	$17,081	16.6%
Florist segment	6,591	10,161	(35.1)%
Corporate	25,674	37,491	(31.5)%

Total general and administrative costs and management fees	$52,182	$64,733	(19.4)%

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

General and administrative costs associated with the florist segment decreased by $3.6 million, or 35.1%, to $6.6 million for the year ended June 30, 2006, compared to $10.2 million for the year ended June 30, 2005. The decrease in general and administrative costs for the florist segment was primarily due to the $1.0 million gain and lower general and administrative costs, both related to the sale of Renaissance in the second quarter of fiscal year 2006, a reduction in depreciation expense as certain assets of the florist business have become fully depreciated, and the $1.6 million gain related to the settlement of the class action lawsuit entitled In Re: Visacheck/Mastermoney Antitrust Litigation in the fourth quarter of fiscal year 2006.

Corporate general and administrative costs and management fees decreased by $11.8 million, or 31.5%, to $25.7 million for the year ended June 30, 2006, compared to $37.5 million for the year ended June 30, 2005. There were no management fees payable during the year ended June 30, 2006. The decrease in corporate general and administrative costs and management fees is primarily related to a decrease in expense related to a management services agreement with Leonard Green & Partners, L.P. of $13.9 million, which included a $12.5 million fee for the termination of the management services agreement which occurred during the quarter ended March 31, 2005. This was partially offset by a gain recorded in fiscal year 2005 related to the reimbursement of defense costs from the Company’s insurance carrier related to the lawsuit with Teleflora LLC, an increase in public company costs since the IPO and an increase in compensation costs due to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.

Other income and expenses

	Year Ended	Year Ended
	June 30,	June 30,
	2006	2005	% Change
(In thousands)

Interest income	$(924)	$(649)	42.4%
Interest expense	19,449	20,466	(5.0)%
Interest expense and prepayment fees on shares subject to mandatory redemption	—	34,732	(100.0)%
Other income, net	(398)	(390)	2.1%

Total other expenses, net	$18,127	$54,159	(66.5)%

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

Other income, net was $0.4 million for the years ended June 30, 2006 and 2005 and was primarily related to foreign currency exchange gains.

Liquidity and Capital Resources

Cash and cash equivalents increased by $14.5 million to $25.5 million at June 30, 2007 from $11.0 million at June 30, 2006.

Net cash provided by operating activities was $48.4 million for the year ended June 30, 2007 and $40.6 million for the year ended June 30, 2006. The increase was primarily driven by increased net income, which includes the results of Interflora for the year ended June 30, 2007. Net cash provided by operating activities continues to be a primary source of funds to finance operating needs and capital expenditures, repay indebtedness, pay dividends and make other strategic investments, such as share repurchases.

Net cash used in investing activities was $103.2 million for the year ended June 30, 2007, which included $96.7 million of net cash outlay for the Interflora acquisition and $7.8 million of capital expenditures, primarily related to continued technology developments and improvements.

Net cash used in investing activities was $5.3 million for the year ended June 30, 2006, which consisted of $8.8 million related to capital expenditures for depreciable fixed assets, such as furniture and equipment, of $3.9 million and capital expenditures for amortizable intangibles, such as costs related to the development and implementation of internal use software and other technology costs, of $4.9 million, offset by $3.5 million of proceeds received from the sale of Renaissance.

Net cash provided by financing activities was $68.8 million for the year ended June 30, 2007, which primarily consisted of $148.5 million of net proceeds received from FTD, Inc.’s senior secured credit facility (the “2006 Credit Agreement”), offset by $50.0 million of repayments under the 2004 Credit Agreement and $8.1 million of repayments under the 2006 Credit Agreement. Net cash proceeds from the 2006 Credit Agreement were used to fund the acquisition of Interflora and repay the outstanding balance under the 2004 Credit Agreement. Additionally, during the fourth quarter of fiscal year 2007, the Company repaid

$23.1 million of notes payable related to the acquisition of Interflora. The Company also paid $4.7 million in dividends during the fiscal year ended June 30, 2007.

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

The Company’s principal sources of liquidity are cash from operations and funds available for borrowing under the 2006 Credit Agreement which replaced the 2004 Credit Agreement and provides for aggregate borrowings of up to $225.0 million, consisting of a seven-year $150.0 million term loan and a six-year $75.0 million revolving credit facility. The 2004 Credit Agreement originally provided for aggregate borrowings of up to $135.0 million which consisted of a five-year $50.0 million revolving credit facility and a seven-year $85.0 million term loan, which was used in connection with the 2004 Going Private Transaction. As of June 30, 2007, the balance of the term loan under the 2006 Credit Agreement was $141.9 million. The Company also had notes payable related to the acquisition of Interflora of $1.7 million and an additional $1.1 million in outstanding letters of credit. Borrowings under the revolving credit facility are used to finance working capital, capital expenditures, acquisitions and letter of credit needs. At June 30, 2007, $72.2 million of the revolving credit facility was available.

The 2006 Credit Agreement includes covenants which, among other things, required that as of June 30, 2007, FTD, Inc. maintain a certain ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments), as well as a fixed charge coverage ratio. FTD, Inc. was in compliance with all debt covenants as of June 30, 2007.

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

On February 20, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.1625 per share. The dividend was paid on April 2, 2007 to stockholders of record as of the close of business on March 19, 2007. Additionally, on April 24, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.1625 per share. The dividend was paid on July 6, 2007 to stockholders of record as of the close of business on June 22, 2007. The continued payment of cash dividends in the future is at the discretion of the Company’s Board of Directors and depends on numerous factors, including without limitation, the Company’s net earnings, financial condition, availability of capital, continued compliance with the requirements of the Company’s 2006 Credit Agreement and the indenture governing the 7.75% Senior Subordinated Notes and other business needs.

On October 25, 2005, the Company’s Board of Directors authorized a share repurchase program totaling $30 million, effective through September 30, 2007. These purchases may be made from time to time in both open market and private transactions, dependent upon market and other conditions. The Company may repurchase shares pursuant to a 10b5-1 plan, which would generally permit the Company to repurchase shares at times when it might otherwise be prevented from doing so under U.S. federal securities laws. In fiscal year 2006, the Company repurchased a total of 1.5 million shares of common stock under this plan for $15.0 million. No shares were repurchased under this program during the year ended June 30, 2007. The Company currently does not anticipate repurchasing additional shares under this plan.

Summary Disclosures About Contractual Obligations and Commercial Commitments and Off-Balance Sheet Arrangements

The Company leases various office facilities, warehouse space in a distribution center and equipment under non-cancelable operating leases. In addition, the Company has entered into agreements for services related to credit card processing, advertising and technology. The following tables reflect a summary of the Company’s contractual cash obligations and other commercial commitments at June 30, 2007 (in thousands):

	Payments Due by Period
		Less Than	1 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years

Long-term debt and related interest(1)	$459,222	$32,070	$51,330	$49,166	$326,656
Operating leases	6,111	2,424	2,061	1,465	161
Estimated future benefit payments — retiree medical plan	1,270	140	250	250	630
Estimated pension contribution	305	305	—	—	—
Service and promotional contracts	15,492	8,597	5,998	897	—
Purchase obligations(2)	4,670	4,670	—	—	—
Other long-term liabilities	1,300	—	1,300	—	—

Total contractual cash obligations	$488,370	$48,206	$60,939	$51,778	$327,447

(1)	Under the 2006 Credit Agreement and the Notes, the maturity of outstanding debt could be accelerated if FTD, Inc. does not maintain certain financial and operating covenants.

(2)	Purchase obligations include inventory items, assuming transactions are carried to contractual term and do not reflect cancellations within the Company’s control; such cancellations could result in amounts owed being less than those reflected above.

		Expiration per Period
	Total Amounts	Less Than	1 to 3	4 to 5	After 5
Other Commercial Commitments:	Committed	1 Year	Years	Years	Years

Letters of credit	$1,087	$1,087	$—	$—	$—

The Company has no material exposures to off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

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

Revenue Recognition

The Company’s consumer businesses generally recognize 100% of the order value as revenue and recognize the associated costs of goods sold and services provided when the order is delivered. The Company’s consumer businesses recognize revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because the Company bears the risks and benefits associated with the revenue-generating activities by: (1) acting as a principal in the transaction; (2) establishing prices; (3) being responsible for fulfillment of the order; (4) taking the risk of loss for collection, delivery and returns; and (5) marketing the products, among other things. If the relative amounts of risks and rewards borne by the Company associated with processing orders were to change in the future, the Company’s reporting policy related to revenue recognition and costs of goods sold and services provided could change. Shipping and service fees charged to customers are recognized at the time the products are delivered to the customer and are included in total revenues. Shipping costs are included cost of goods sold and services provided.

Revenues generated by the florist businesses of the Company for processing orders through the clearinghouse are recorded in the month in which the orders are delivered. Revenues for other services related to the processing of such orders, including equipment rentals and transmission charges, are recorded in the period in which the service is provided. Sales of floral-related hard goods are recorded when the products are shipped. Revenues relating to publications are recognized ratably over the period for which the publications are effective. Revenues associated with FTD Florists’ Online Web site hosting and advertising services, and Flowers All Hours are recorded in the period in which the service is provided.

The Company also sells computer equipment and software to FTD members. The Company follows the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition,” With Respect to Certain Transactions. SOP 97-2 requires revenue earned on software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, post-contract customer support, installation and training) to be allocated to each element based on the relative fair values of the elements. The Company recognizes revenue from hardware products which are sold without a software component at the time of shipment. For sales including software products, the related hardware on which the software is loaded, installation and training revenues are recognized when all required elements have been delivered and/or customer acceptance has occurred. For systems that are being leased, the Company recognizes hardware and software revenue ratably over the period of the lease agreement. Support revenue is recognized over the period in which the support services are provided.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s creditworthiness, as determined by the Company’s review of current credit information. In certain circumstances the Company may require deposits from its customers. The Company regularly monitors collections and payments from its customers and maintains a provision for estimated losses based upon historical experience and specific customer collection issues that it has identified. The Company’s policy for determining past due balances is based on when the original billing was incurred. Trade receivables are written off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that the Company will continue to experience the same credit loss rates as in the past. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for doubtful accounts may be required. In fiscal years 2007 and 2006, no individual customer comprised 10% or more of the Company’s consolidated revenues. The allowance for doubtful accounts was $5.4 million and $4.4 million at June 30, 2007 and 2006, respectively.

Goodwill and Intangibles

The Company reviews goodwill and indefinite-lived intangibles for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount of goodwill or indefinite-lived intangibles may not be recoverable. The evaluation is based upon the estimated fair value of the Company’s reporting units compared to the sum of the carrying value of the Company’s assets and liabilities. The estimated fair value is determined based on market capitalization, discounted cash flow analysis or a combination of both methodologies. The assumptions used in the valuations include expectations regarding future operating performance, discount rates, control premiums and other factors which are subjective in nature. Actual cash flows from operations could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions. Should estimates differ materially from actual results, the Company may be required to record impairment charges in the future.

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

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. The election may be applied on an item by item basis, with disclosure regarding reasons for partial election and additional information about items selected for fair value option. SFAS No. 159 is effective for the Company’s fiscal year ending June 30, 2009. The Company is currently evaluating the impact the adoption of SFAS 159 will have on the Company’s consolidated financial statements and notes thereto.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for the Company’s fiscal year ending June 30, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements and notes thereto.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of July 1, 2007, as required. The Company is currently evaluating the impact the adoption of FIN 48 will have on the Company’s consolidated financial statements and notes thereto.

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

There were no related party transactions during the years ended June 30, 2007 and 2006.

Quarterly Financial Information (Unaudited)
(In thousands, except per share amounts)

	First	Second	Third	Fourth	Fiscal
Fiscal Year Ended June 30, 2007	Quarter	Quarter	Quarter	Quarter	Year

Total revenues	$108,771	$151,540	$182,899	169,802	$613,012

Gross profit	48,348	62,222	71,296	69,775	251,641

Income from operations	15,374	17,013	22,450	23,283	78,120

Net income	$5,443	$6,107	$9,615	$10,747	$31,912

Net income per common share — basic	$0.19	$0.22	$0.34	$0.37	$1.12

Net income per common share — diluted	$0.18	$0.21	$0.32	$0.36	$1.08

	First	Second	Third	Fourth	Fiscal
Fiscal Year Ended June 30, 2006	Quarter	Quarter	Quarter	Quarter	Year

Total revenues	$85,869	$109,185	$128,585	141,494	$465,133

Gross profit	40,011	48,063	54,622	59,663	202,359

Income from operations	10,431	14,706	16,831	19,088	61,056

Net income	$3,427	$5,901	$7,421	$8,794	$25,543

Net income per common share — basic	$0.12	$0.20	$0.26	$0.31	$0.89

Net income per common share — diluted	$0.11	$0.19	$0.26	$0.30	$0.86

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to interest rate risk is primarily the result of borrowings under its bank credit facilities. At June 30, 2007, $141.9 million of debt was outstanding under the 2006 Credit Agreement and is subject to variable interest rates. Borrowings under the 2006 Credit Agreement are secured by first priority security interests in, and mortgages on, substantially all of the Company’s tangible and intangible assets. The Company’s results of operations are affected by changes in market interest rates on these borrowings. The variable interest rate borrowings comprised 45.2% of the Company’s $313.7 million aggregate principal amount of indebtedness as of June 30, 2007. A one percent (1%) increase in the variable interest rate would result in additional annual interest expense of $1.4 million.

The Company is exposed to foreign currency exchange rate risk with respect to the British pound, the Canadian dollar and the Euro. Currency exposures include third-party trade payables and receivables and intercompany loans where the asset or liability is denominated in a currency other than the functional currency of the entity. In addition, currency exposures exist for certain subsidiaries for anticipated transactions expected to be denominated in a foreign currency due to changes in foreign exchange rates.

In conjunction with the acquisition of Interflora, the Company entered into forward exchange contracts totaling £61.8 million to hedge the acquisition price. A contract in the amount of £51.0 million was settled on July 28, 2006 and resulted in a gain of $1.4 million, which has been recorded in other income, net within the Consolidated Statements of Operations and Comprehensive Income (Loss). A contract in the amount of £10.0 million was settled on May 1, 2007 and resulted in a gain of $1.4 million, which offset the foreign currency loss on the notes in the same amount. Both the gain on the contract and the related loss on the notes have been recorded in other income, net within the Consolidated Statements of Operations and Comprehensive Income (Loss). The remaining forward contract for £0.8 million is expected to be settled during the first quarter of fiscal year 2009. The settlement of this contract coincides with the due date of the remaining note payable related to the acquisition of Interflora.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required by this item are set forth on pages F-1 through F-31 of this Form 10-K and the related schedules are set forth on pages F-32 through F-36 of this Form 10-K.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on its evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

Ernst & Young, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued its report, included herein on the effectiveness of the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page 38.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of FTD Group, Inc.

We have audited FTD Group, Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FTD Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, FTD Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of June 30, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007 of FTD Group, Inc. and our report dated September 4, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
September 4, 2007

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s Chief Executive Officer made the annual certification and Written Affirmation required by Section 303A.12 of the NYSE Listed Company Manual on December 14, 2006. The Company has filed with the SEC as exhibits to this Form 10-K the Sarbanes-Oxley Act Section 302 Certifications of its Chief Executive Officer and Chief Financial Officer relating to the quality of its public disclosure.

The information regarding directors required by this item will be set forth under the caption “Election of Directors” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers of the Company will be set forth under the caption “Executive Officers” in the Proxy Statement and is incorporated herein by reference. Information required by Item 405 of Regulation S-K will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference. Information required by Item 406 of Regulation S-K will be set forth under the caption “Does the Company have a Code of Ethics?” in the Proxy Statement and is incorporated herein by reference. Information required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth under the caption “Governance of the Company” in the Proxy Statement and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation required by this item will be set forth under the caption “Executive Compensation” in the Proxy Statement and is incorporated herein by reference. Information required by Item 407(e)(4) and (e)(5) of Regulation S-K will be set forth under the captions “Compensation Committee and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K will be set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference. Information regarding director independence required by Item 407(a) of Regulation S-K will be set forth under the caption “Governance of the Company” in the Proxy Statement and is incorporated herein by reference.

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
Date: September 4, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. SOENEN Michael J. Soenen	President and Chief Executive Officer, Director (principal executive officer)	September 4, 2007

/s/ PETER J. NOLAN Peter J. Nolan	Director, Chairman of the Board of Directors	September 4, 2007

/s/ ROBERT S. APATOFF Robert S. Apatoff	Director	September 4, 2007

/s/ ADAM M. ARON Adam M. Aron	Director	September 4, 2007

/s/ JOHN M. BAUMER John M. Baumer	Director	September 4, 2007

/s/ WILLIAM J. CHARDAVOYNE William J. Chardavoyne	Director	September 4, 2007

/s/ TIMOTHY J. FLYNN Timothy J. Flynn	Director	September 4, 2007

/s/ TED C. NARK Ted C. Nark	Director	September 4, 2007

/s/ THOMAS M. WHITE Thomas M. White	Director	September 4, 2007

/s/ CARRIE A. WOLFE Carrie A. Wolfe	Director	September 4, 2007

/s/ BECKY A. SHEEHAN Becky A. Sheehan	Chief Financial Officer (principal financial officer)	September 4, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FTD Group, Inc.

We have audited the accompanying consolidated balance sheets of FTD Group, Inc. and subsidiaries (the Company) as of June 30, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows of the Company for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedules listed in Item 15(a). These financial statements and schedules are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 9 and 10 to the consolidated financial statements, effective for the fiscal year ended June 30, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FTD Group, Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 4, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
September 4, 2007

FTD GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	June 30,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$25,462	$10,954
Accounts receivable, less allowance for doubtful accounts of $5,431 at June 30, 2007 and $4,437 at June 30, 2006	32,416	26,044
Inventories, net	3,694	3,542
Deferred income taxes	4,300	2,695
Prepaid expenses and other current assets	5,200	3,290

Total current assets	71,072	46,525
Property and equipment:
Land and improvements	1,681	1,380
Building and improvements	19,636	15,611
Computer equipment	10,765	4,931
Furniture and equipment	3,709	3,343

Total	35,791	25,265
Less accumulated depreciation	11,018	6,051

Property and equipment, net	24,773	19,214
Other assets:
Deferred financing fees, net	5,537	6,848
Computer software, net	12,699	10,577
Other noncurrent assets	15,548	14,557
Other intangible assets, less accumulated amortization of $9,154 at June 30, 2007 and $5,993 at June 30, 2006	13,454	14,780
Trademark	187,816	121,577
Goodwill	418,001	336,659

Total other assets	653,055	504,998

Total assets	$748,900	$570,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,009	$45,273
Customer deposits	4,105	4,519
Unearned income	2,294	1,909
Accrued interest	5,989	4,924
Accrued compensation	7,905	4,521
Other accrued liabilities	8,218	8,210
Current maturities of long-term debt	8,475	1,125
Dividends payable	4,707	—

Total current liabilities	93,702	70,481
Other liabilities	3,038	—
Senior secured credit facility	133,418	48,875
Senior subordinated notes	170,117	170,117
Post-retirement benefits and accrued pension obligations	1,497	2,368
Deferred income taxes	85,350	61,160
Stockholders’ equity:
Common stock: $0.01 par value, 75,000 shares authorized; 29,482 shares issued and outstanding as of June 30, 2007 and 2006	295	295
Additional paid-in capital	235,589	233,362
Retained earnings (accumulated deficit)	20,952	(1,554)
Accumulated other comprehensive income	9,933	200
Treasury stock, at cost, 519 and 1,504 shares as of June 30, 2007 and 2006, respectively	(4,991)	(14,567)

Total stockholders’ equity	261,778	217,736

Total liabilities and stockholders’ equity	$748,900	$570,737

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended June 30,
	2007	2006	2005

Revenues:
Products	$464,455	$341,244	$321,151
Services	148,557	123,889	116,644

Total revenues	613,012	465,133	437,795
Costs of Goods Sold and Services Provided:
Products	344,799	244,840	231,048
Services	16,572	17,934	16,969

Total costs of goods sold and services provided	361,371	262,774	248,017
Gross Profit:
Products	119,656	96,404	90,103
Services	131,985	105,955	99,675

Total gross profit	251,641	202,359	189,778
Operating Expenses:
Advertising and selling	94,425	89,121	85,399
General and administrative	79,096	52,182	50,836
Management fees	—	—	13,897

Total operating expenses	173,521	141,303	150,132

Income from operations	78,120	61,056	39,646
Other Income and Expenses:
Interest income	(1,883)	(924)	(649)
Interest expense	28,227	19,449	20,466
Interest expense and prepayment fees on shares subject to mandatory redemption	—	—	34,732
Other income, net	(929)	(398)	(390)

Total other expenses	25,415	18,127	54,159

Income (loss) before income tax	52,705	42,929	(14,513)
Income tax expense	20,793	17,386	8,087

Net income (loss)	$31,912	$25,543	$(22,600)

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	9,507	223	156
Minimum pension liability adjustment, net of income tax expense (benefit) of $48, $124 and ($217) for years ended June 30, 2007, 2006 and 2005, respectively	72	187	(325)

Comprehensive income (loss)	$41,491	$25,953	$(22,769)

Net income (loss) per Common Share — basic	$1.12	$0.89	$(1.15)

Net income (loss) per Common Share — diluted	$1.08	$0.86	$(1.15)

Weighted Average Common Shares Outstanding:
Basic	28,496	28,736	19,722

Diluted	29,577	29,779	19,722

Cash dividends declared per common share	$0.3250	$—	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP , INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Retained
			Additional	Earnings	Accumulated Other			Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity

Balance at June 30, 2004	13,333	$133	$39,867	$(4,497)	$(41)	—	—	$35,462
Net loss	—	—	—	(22,600)	—	—	—	(22,600)
Other comprehensive loss	—	—	—	—	(169)	—	—	(169)
Management share purchase	276	3	824	—	—	—	—	827
Initial Public Offering	15,408	154	186,797	—	—	—	—	186,951
Exercise of overallotment	435	5	5,271	—	—	—	—	5,276

Balance at June 30, 2005	29,452	295	232,759	(27,097)	(210)	—	—	205,747
Net income	—	—	—	25,543	—	—	—	25,543
Other comprehensive income	—	—	—	—	410	—	—	410
Repurchase of stock	—	—	—	—	—	(1,545)	(14,999)	(14,999)
Adjustment to Initial Public Offering	—	—	(22)	—	—	—	—	(22)
Stock based compensation expense	—	—	625	—	—	—	—	625
Exercise of stock options, including tax benefit of $220	30	—	—	—	—	41	432	432

Balance at June 30, 2006	29,482	295	233,362	(1,554)	200	(1,504)	(14,567)	217,736
Net income	—	—	—	31,912	—	—	—	31,912
Other comprehensive income	—	—	—	—	9,579	—	—	9,579
Adjustment to initially apply FASB Statement No. 158, net of tax of $104	—	—	—	—	154	—	—	154
Stock based compensation expense	—	—	1,965	—	—	—	—	1,965
Exercise of stock options, including tax benefit of $4,122	—	—	(667)	—	—	769	7,299	6,632
Shares issued in connection with acquisition	—	—	929	—	—	216	2,277	3,206
Dividends declared	—	—	—	(9,406)	—	—	—	(9,406)

Balance at June 30, 2007	29,482	$295	$235,589	$20,952	$9,933	(519)	$(4,991)	$261,778

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$31,912	$25,543	$(22,600)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,335	10,461	10,499
Interest expense and prepayment fees on mandatorily redeemable shares	—	—	34,732
Gain from sale of business and related transaction	—	(961)	—
Stock-based compensation expense	1,965	625	—
Amortization and write off of deferred financing costs	2,775	1,679	1,934
Provision for doubtful accounts	3,260	3,436	4,250
Deferred income taxes	1,925	726	4,438
Increase (decrease) in cash due to changes in operating assets and liabilities, net of acquisition:
Accounts receivable	5,208	(7,430)	(2,953)
Inventories	(31)	581	2,897
Prepaid expenses and other	2,305	4,083	3,400
Other noncurrent assets	(214)	(4,129)	258
Accounts payable	(14,733)	4,225	187
Other accrued liabilities, unearned income, and customer deposits	(317)	1,808	(2,015)

Net cash provided by operating activities	48,390	40,647	35,027

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(96,702)	—	(8,472)
Capital expenditures	(7,835)	(8,754)	(5,604)
Settlement of foreign exchange contract	1,386	—	—
Proceeds from sale of business	—	3,500	—

Net cash used in investing activities	(103,151)	(5,254)	(14,076)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt, net of financing costs	148,536	—	—
Repayments of long-term debt	(58,107)	(18,963)	(20,708)
Repayment of notes payable and capital lease obligations	(23,572)	—	—
Dividends paid	(4,699)	—	—
Excess tax benefit from stock-based compensation	4,122	220	—
Proceeds from exercise of stock options	2,510	212	—
Purchase of company stock	—	(14,999)	—
Net proceeds from the issuance of common stock	—	(22)	192,227
Repurchase of preferred stock	—	—	(186,811)
Capital contribution — common stock	—	—	827
Deferred financing costs	—	—	(243)

Net cash provided by (used in) financing activities	68,790	(33,552)	(14,708)

Effect of foreign exchange rate changes on cash	479	223	156

Net increase in cash and cash equivalents	14,508	2,064	6,399
Cash and cash equivalents at beginning of period	10,954	8,890	2,491

Cash and cash equivalents at end of period	$25,462	$10,954	$8,890

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$24,638	$17,838	$18,624

Income taxes	$17,319	$10,610	$36

Supplemental non-cash disclosure:
Issuance of notes payable associated with the purchase of Interflora Holdings Limited	$23,313

Issuance of treasury stock associated with the purchase of Interflora Holdings Limited	$3,206

Notes receivable associated with the sale of Renaissance		$1,805

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Description of the Business

FTD Group, Inc. is a leading provider of floral products and services to consumers and retail florists, as well as other retail locations offering floral products, in the U.S., Canada, the U.K. and the Republic of Ireland. The business utilizes the highly recognized FTD and Interflora brands, both supported by the Mercury Man logo, which is displayed in approximately 45,000 floral shops worldwide. The Company conducts its business through three operating segments: the consumer segment, the florist segment and the international segment. The consumer segment, primarily through the www.ftd.com Web site, in addition to the 1-800-SEND-FTD toll-free telephone number, offers same-day delivery of floral orders to nearly 100% of the U.S. and Canadian populations. The florist segment provides a comprehensive suite of products and services that enable the Company’s network of FTD members in the U.S. and Canada to send and deliver floral orders. The international segment was added as a result of the acquisition of Interflora Holdings Limited (“Interflora”) on July 31, 2006. Interflora provides similar products and services to its members and also markets flowers and specialty gifts directly to consumers in the U.K. and the Republic of Ireland through both Interflora’s website at www.interflora.co.uk and a toll-free telephone number.

Principles of Consolidation

FTD Group, Inc., formerly Mercury Man Holdings Corporation, is a Delaware corporation that was formed in 2003 by Green Equity Investors IV, L.P., a private investment fund affiliated with Leonard Green & Partners, L.P., solely for the purpose of acquiring majority ownership of FTD, Inc. FTD, Inc. is a Delaware corporation that commenced operations in 1994 and includes the operations of its principal operating subsidiary, Florists’ Transworld Delivery, Inc., a Michigan corporation (“FTD” or the “Operating Company”). The operations of FTD include those of its wholly-owned subsidiaries, FTD.COM INC. (“FTD.COM”), FTD Canada, Inc. (formerly known as Florists’ Transworld Delivery Association of Canada, Ltd.) and Interflora. Substantially all of the Company’s operations are conducted through FTD and its subsidiaries. As used in this Form 10-K, the term the “Company” refers to FTD Group, Inc., including its wholly-owned subsidiary, FTD, Inc.

On July 31, 2006, the Company completed its acquisition of Interflora, a U.K. based provider of floral-related products and services to consumers and retail floral locations in the U.K. and the Republic of Ireland. Refer to Note 2 below. As a result of the Interflora acquisition, the Company also acquired majority control of Interflora, Inc. Interflora, Inc. is an international clearinghouse for flowers-by-wire order exchanges between its members. The results of operations associated with Interflora and Interflora, Inc. are included in the international segment.

On December 21, 2005, the Company sold substantially all of the assets and certain liabilities of Renaissance Greeting Cards, Inc. (“Renaissance”). See Note 3 for further detail. Prior to the sale, the operations of Renaissance were included in the florist segment.

On February 7, 2005, the stockholders approved an increase in the number of authorized shares to 75,000,000, as well as a 1-for-3 reverse stock split. All common share and per share amounts reflect this reverse stock split.

All intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts reported within total revenues and costs of products sold and services provided have been reclassified between products and services in the fiscal year 2006 and 2005 financial statements to conform to current year presentation. Such reclassifications primarily related to service fees in the consumer segment and did not affect reported total revenues, costs of goods sold and services provided, net income or stockholders’ equity.

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those estimates. Significant estimates include, but are not limited to, the allowance for doubtful accounts, income tax liabilities and loss contingencies.

Cash and Cash Equivalents

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, customer deposits, unearned income and other accrued liabilities approximate fair value due to the short-term maturities of these financial instruments. At June 30, 2007, the carrying amount of long-term debt, including the current portion, was $313.7 million, which was comprised of the $170.1 million of 7.75% Senior Subordinated Notes (the “Notes”), $141.9 million in borrowings under the Senior Secured Credit Facility (the “2006 Credit Agreement”) and $1.7 million in notes payable related to the acquisition of Interflora. The estimated fair value at June 30, 2007 of the long-term debt, including the current portion was $313.9 million, which was comprised of $170.3 million related to the Notes, $141.9 million in borrowings under the 2006 Credit Agreement and $1.7 million in notes payable. The estimated fair value of the Notes is based on quoted market prices for such Notes as of June 30, 2007.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s creditworthiness, as determined by the Company’s review of current credit information. In certain circumstances the Company may require deposits from its customers. The Company regularly monitors collections and payments from its customers and maintains a provision for estimated losses based upon historical experience and specific customer collection issues that it has identified. The Company’s policy for determining past due balances is based on when the original billing was incurred. Trade receivables are written off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that the Company will continue to experience the same credit loss rates as in the past. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for doubtful accounts may be required. The allowance for doubtful accounts was $5.4 million and $4.4 million at June 30, 2007 and 2006, respectively.

Inventories

The Company’s inventory consists of finished goods and is stated at the lower of cost or market value. Inventory is valued using the weighted average cost method. The Company’s management regularly reviews inventory quantities on hand and, if necessary, records a provision for excess and obsolete inventory based primarily on the age of the inventory and forecasts of product demand. Product demand is impacted by promotional incentives offered by the Company and customer preferences, among other things. The reserves for excess and obsolete inventory were $0.7 million and $0.9 million as of June 30, 2007 and 2006, respectively.

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. The useful lives range from five to forty years for building and improvements, three to five years for computer equipment and two to ten years for furniture and equipment.

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

The costs are recorded as computer software on the Consolidated Balance Sheets as of June 30, 2007 and 2006. At June 30, 2007 and 2006, the net book value of capitalized computer software costs related to the purchase or internal development and production of computer software product to be sold, leased or otherwise marketed was $2.1 million and $3.0 million, respectively, including projects in process. During the years ended June 30, 2007, 2006 and 2005, $2.9 million, $2.8 million and $2.0 million, respectively, was charged to expense related to the amortization of these capitalized computer software costs.

Internal Use Software

The Company has adopted the provisions of AICPA Statement of Position (“SOP”) 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use and Emerging Issues Task Force (“EITF”) Consensus No. 00-02, Accounting for Web Site Development Costs. Accordingly, certain costs incurred in the planning and evaluation stage of internal-use computer software, including Web site development costs, are expensed as incurred. Costs incurred during the application development stage are capitalized. Capitalized internal use software costs generally are amortized over the expected economic life of three to five years using the straight-line method. At June 30, 2007 and 2006, the net book value of capitalized internal use software costs of $10.6 million and $7.6 million, respectively, was included in computer software on the Consolidated Balance Sheets, including projects in process. During the years ended June 30, 2007, 2006 and 2005, amortization expense related to internal use software was $3.4 million, $3.5 million and $2.2 million, respectively.

Goodwill and Other Intangibles

The Company reviews goodwill and indefinite-lived intangibles for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount of goodwill or indefinite-lived intangibles may not be recoverable. The evaluation is based upon the estimated fair value of the Company’s reporting units compared to the sum of the carrying value of the Company’s assets and liabilities. The estimated fair value is determined based on market capitalization, discounted cash flow analysis or a combination of both methodologies. The assumptions used in the valuations include expectations regarding future operating performance, discount rates, control premiums and other factors which are subjective in nature. Actual cash flows from operations could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions. Should estimates differ materially from actual results, the Company may be required to record impairment charges in the future. The Company defines its reporting units as its reportable operating segments.

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indefinite-lived intangibles consist primarily of trademarks and a uniform resource locator (“URL”). The Company also has other intangibles, consisting of customer lists and a non-compete agreement, which are amortized over three to five years using the straight-line method.

Income Taxes

Deferred tax assets and liabilities are recognized based on the differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiary are measured using the subsidiary’s local currency as the functional currency. Balance sheet accounts of the Company’s foreign operations are translated from foreign currency into U.S. dollars at the year-end rate of exchange. Income and expenses of the Company’s foreign operations are translated at the weighted average rates of exchange for the year. Translation gains or losses are included in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in net income (loss).

Revenue Recognition

The Company’s consumer businesses generally recognize 100% of the order value as revenue and recognize the associated costs of goods sold and services provided when the order is delivered. The Company’s consumer businesses recognize revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because the Company bears the risks and benefits associated with the revenue-generating activities by: (1) acting as a principal in the transaction; (2) establishing prices; (3) being responsible for fulfillment of the order; (4) taking the risk of loss for collection, delivery and returns; and (5) marketing the products, among other things. If the relative amounts of risks and rewards borne by the Company associated with processing orders were to change in the future, the Company’s reporting policy related to revenue recognition and costs of goods sold and services provided could change. Shipping and service fees charged to customers are recognized at the time the products are delivered to the customer and are included in total revenues. Shipping costs are included cost of goods sold and services provided.

Revenues generated by the florist businesses of the Company for processing orders through the clearinghouse are recorded in the month in which the orders are delivered. Revenues for other services related to the processing of such orders (including equipment rentals and transmission charges) are recorded in the period in which the service is provided. Sales of floral-related hard goods are recorded when the products are shipped. Revenues relating to publications are recognized ratably over the period for which the publications are effective. Revenues associated with FTD Florists’ Online Web site hosting and advertising services, and Flowers All Hours are recorded in the period in which the service is provided.

The Company also sells computer equipment and software to FTD members. The Company follows the provisions of SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition,” With Respect to Certain Transactions. SOP 97-2 requires revenue earned on software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, post-contract customer support, installation and training) to be allocated to each element based on the relative fair values of the elements. The Company recognizes revenue from hardware products which are sold without a software component at the time of shipment. For sales including software products, the related hardware on which the software is loaded, installation and training revenues are recognized when all required elements have been delivered and/or customer acceptance has occurred. For systems that are being leased, the Company

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognizes hardware and software revenue ratably over the period of the lease agreement. Support revenue is recognized over the period in which the support services are provided.

Advertising and Sales Promotion Costs

The Company expenses production, advertising time and space costs and related residual rights and contracts at the time the advertising is first broadcast or displayed. Promotion costs, including costs associated with affinity and other marketing programs are charged to expense when incurred.

Also, in accordance with the requirements of EITF Issue No. 01-9, the Company records advertising and selling expenses that relate to the granting of mileage and reward points to customers in connection with an order in costs of goods sold and services provided. The amounts related to the granting of mileage and reward points for the years ended June 30, 2007, 2006 and 2005 were $8.6 million, $7.9 million and $7.2 million, respectively.

Stock-Based Compensation

The Company adopted SFAS No. 123(R) (“SFAS No. 123(R)”), Share-Based Payment on July 1, 2005 using the modified prospective method and Black-Scholes as the option valuation model. See Note 14 for further detail. The option valuation model includes various assumptions, including the expected volatility and the expected life of the awards. The assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside of the Company’s control. As a result, if other assumptions had been used, stock compensation expense could have been materially impacted. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of this standard would have approximated the impact of SFAS No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation as described in the following disclosure of pro forma net income (loss) and net loss per share.

Prior to July 1, 2005, the Company followed the provisions of SFAS No. 123 which allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), Accounting for Stock Issued to Employees, and provide pro forma net income disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. The Company had elected to continue to apply the intrinsic value method prescribed by APB Opinion No. 25.

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For periods prior to adoption of SFAS No. 123(R), the Company’s pro forma information is as follows (in thousands, except per share amounts):

For the Year Ended
June 30, 2005

Net loss, as reported	$(22,600)
Add: stock-based employee compensation expense included in net loss, as reported, net of related tax effects	—
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(314)

Pro forma loss	$(22,914)

Net loss per share of Common Stock:
Basic — as reported	$(1.15)

Basic — pro forma	$(1.16)

Diluted — as reported	$(1.15)

Diluted — pro forma	$(1.16)

Weighted average shares
Basic	19,722

Diluted	19,722

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. The election may be applied on an item by item basis, with disclosure regarding reasons for partial election and additional information about items selected for fair value option. SFAS No. 159 is effective for the Company’s fiscal year ending June 30, 2009. The Company is currently evaluating the impact the adoption of SFAS 159 will have on the Company’s consolidated financial statements and notes thereto.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for the Company’s fiscal year ending June 30, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements and notes thereto.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company will adopt FIN 48 as of July 1, 2007, as required. The Company is currently evaluating the impact the adoption of FIN 48 will have on the Company’s consolidated financial statements and notes thereto.

(2)	Acquisition of Interflora Holdings Limited

On July 31, 2006, the Company completed the acquisition of Interflora for a purchase price of approximately $122.8 million (£66 million) plus transaction related costs totaling $2.3 million. Approximately $98.6 million of the acquisition price was paid in cash at closing and $1.9 million of cash was acquired in connection with the purchase. The consideration included approximately $23.3 million (£12.5 million) of notes payable, of which $21.6 million (£11.6 million) were paid in May 2007 and the remainder, $1.7 million (£0.9 million), is expected be paid in the first half of fiscal 2009. The remainder of the purchase price ($3.2 million) was funded through the issuance of 216,374 shares of common stock (consisting of treasury shares) to certain senior managers of Interflora. The Company financed the acquisition with a new senior secured credit facility (the “2006 Credit Agreement”) consisting of a $150.0 million term loan and a $75.0 million revolving credit facility. The proceeds from the 2006 Credit Agreement were also used to repay the Company’s existing term loan. In addition, the Company entered into foreign currency forward exchange contracts totaling £61.8 million to hedge the acquisition cost. A contract in the amount of £51.0 million was settled on July 28, 2006 and resulted in a gain of $1.4 million, which has been recorded in other income, net within the Consolidated Statements of Operations and Comprehensive Income (Loss). A contract in the amount of £10.0 million was settled on May 1, 2007 and resulted in a gain of $1.4 million, which offset the foreign currency loss on the notes in the same amount. Both the gain on the contract and the related loss on the notes have been recorded in other income, net within the Consolidated Statements of Operations and Comprehensive Income (Loss). The remaining forward contract for £0.8 million is expected to be settled during the first quarter of fiscal year 2009. The settlement of this contract coincides with the due date of the remaining note payable related to the acquisition of Interflora. For the year ended June 30, 2007, other income, net included $1.4 million of income related to the mark-to-market adjustments on these forward contracts and the related notes payable.

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

	Year Ended
	June 30,
	2007	2006

Proforma revenues	$623,665	$585,009

Proforma income from operations	$78,995	$70,030

Proforma net income	$32,082	$28,716

Proforma net income per share — basic	$1.12	$0.99

Proforma net income per share — diluted	$1.08	$0.96

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of the acquisition cost is shown in the table below (in thousands).

Goodwill	$75,855
Trademark	61,764
Computer software	4,372
Land and building	2,942
Other intangible assets (customer list)	1,711
Deferred tax liability	(21,284)
Other assets acquired and liabilities assumed, net	(222)

Total allocation of acquisition cost	$125,138

Goodwill and trademark assets are considered indefinite lived and therefore are not subject to amortization. The goodwill is not deductible for tax purposes. The amortization periods for computer software and the customer list are 5 and 3 years, respectively.

The Company implemented a deferred compensation plan for certain members of Interflora management. Under the terms of the plan, participants will be paid a cash bonus upon achieving a specified annual earnings target if such target is achieved in any annual period within the seven years following the acquisition. The maximum payout under such plan is £2.6 million. During the year ended June 30, 2007, the Company recorded $1.1 million of expense related to this deferred compensation plan.

(3)	Sale of Renaissance

On December 21, 2005, the Company sold substantially all of the assets and certain liabilities of Renaissance for cash proceeds of $3.5 million, a $1.7 million promissory note, due on December 21, 2007 and a $0.1 million note which was paid in fiscal 2007, both of which are non-interest bearing. The Company also entered into an agreement with the purchaser making the purchaser the Company’s sole provider of greeting cards for a period of ten years and a sublease of the building to the new owner through October 15, 2007, the end of the Company’s existing lease.

The carrying amounts of the assets and liabilities sold were as follows (in thousands):

Current assets	$4,316
Property and equipment	153
Other assets	297
Current liabilities	(1,251)

Net assets sold	$3,515

In the fiscal year ended June 30, 2006, the Company recognized a gain of $1.0 million as a result of the sale of Renaissance and related transactions, net of legal and severance costs of $0.4 million. Prior to the sale, the operations of Renaissance, including the gain on the sale, were included within the florist segment.

(4)	Acquisition of The Flower Concierge, Inc.

On December 19, 2004, FTD.COM completed the acquisition of certain assets of The Flower Concierge, Inc. (doing business as Florist.com) (“Flower Concierge”), pursuant to an asset purchase agreement by and among FTD.COM, Flower Concierge and Aron and Celina Benon (the “Flower Concierge Agreement”). Flower Concierge was acquired to gain new customers and increase order volume in the consumer segment, among other reasons. Flower Concierge was a direct marketer of flowers and specialty gifts and was an FTD member prior to this acquisition.

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the terms of the Flower Concierge Agreement, the purchase price for the assets acquired was $8.5 million, including $0.2 million of acquisition costs. The purchase price was funded through a $5.3 million promissory note, which accrued interest at 6.0% and was paid in full on January 3, 2005, with the remainder funded from existing cash balances. The assets acquired primarily consisted of Flower Concierge’s Web site, www.florist.com, valued at $7.8 million, a customer list, non-compete agreements and $0.2 million of goodwill. The allocation of the total purchase price to the net intangible assets acquired was based on their respective fair values using the purchase method of accounting. Pro forma financial information related to this acquisition has not been included herein as the operating results of Flower Concierge are not considered material to the Company’s operating results.

(5)	Goodwill and Other Intangibles

The following tables provide the carrying amount of amortizable intangible assets and the related accumulated amortization at June 30, 2007 and 2006 and the estimated amortization expense for each of the next three fiscal years (in thousands):

	June 30, 2007			June 30, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Customer lists	$14,671	$9,068	$5,603	$12,836	$5,940	$6,896
Non-compete agreements	100	86	14	100	53	47

Total	$14,771	$9,154	$5,617	$12,936	$5,993	$6,943

Estimated amortization expense:
For the year ending June 30, 2008	$3,193
For the year ending June 30, 2009	$2,345
For the year ending June 30, 2010	$79

Amortization expense related to intangibles for the year ended June 30, 2007 was $3.2 million and $2.6 million for each of the years ended June 30, 2006 and 2005.

The Company reviews goodwill and intangibles for impairment at least annually. As of the latest assessment, no impairment was indicated. The URL assets, which total $7.8 million, are classified within other intangible assets in the consolidated balance sheets. There was no accumulated amortization related to goodwill or indefinite-lived intangibles as of June 30, 2007 or June 30, 2006 in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The URL and trademarks are indefinite lived intangibles. The goodwill is not deductible for tax purposes.

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill resulting from the Interflora acquisition is reported as part of the international segment.

The changes in the carrying amount of goodwill, by segment, for the years ended June 30, 2007 and 2006 were as follows (in thousands):

	Goodwill
	Consumer	Florist	International
	Segment	Segment	Segment	Total

Balance as of June 30, 2006 and 2005	$178,141	$158,518	$—	$336,659
Goodwill related to the purchase of Interflora	—	—	75,855	75,855
Impact of foreign exchange	—	—	5,487	5,487

Balance as of June 30, 2007	$178,141	$158,518	$81,342	$418,001

The changes in the carrying amount of trademarks, by segment for the years ended June 30, 2007 and 2006 were as follows (in thousands):

	Trademark
	Consumer	Florist	International
	Segment	Segment	Segment	Total

Balance as of June 30, 2006 and 2005	$—	$121,577	$—	$121,577
Trademark related to the purchase of Interflora	—	—	61,764	61,764
Impact of foreign exchange	—	—	4,475	4,475

Balance as of June 30, 2007	$—	$121,577	$66,239	$187,816

(6)	Financing Arrangements

Long-term debt consisted of the following (in thousands):

	As of June 30,
	2007	2006

7.75% senior subordinated notes	$170,117	$170,117
Senior secured credit facility	141,893	50,000
Notes payable in connection with acquisition	1,738	—

Total debt	313,748	220,117
Less: current portion	(8,475)	(1,125)

Long-term debt	$305,273	$218,992

Interest expense incurred related to the Company’s debt during fiscal years 2007, 2006 and 2005 was $28.2 million, $19.4 million and $20.5 million, respectively.

Interest expense and prepayment fees incurred related to the preferred stock subject to mandatory redemption during fiscal year 2005 was $34.7 million.

2006 Credit Agreement

On July 28, 2006, in connection with the Interflora acquisition, FTD, Inc. entered into a new senior secured credit facility consisting of a $150.0 million term loan and a $75.0 million revolving credit facility. Borrowings under the 2006 Credit Agreement (“the Agreement”) bear interest based on a margin over, at FTD, Inc.’s option, either the base rate or the London Interbank Offered Rate (“LIBOR”). The applicable margin for borrowings varies based on the Company’s consolidated leverage ratio, as defined in the

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement. The weighted average interest rate at June 30, 2007 on the term loan was 7.34%. The Agreement also requires the Company to pay commitment fees on the unused portion of the revolving credit facility. Commitment fees totaled $0.3 million for the year ended June 30, 2007. The Agreement also includes covenants that, among other things, require that FTD, Inc. maintain a certain ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments), as well as a certain fixed charge ratio. Such ratios adjust quarterly in accordance with the terms of the Agreement. FTD, Inc. was in compliance with all debt covenants as of June 30, 2007.

Borrowings under the Agreement are secured by first priority security interests in, and mortgages on, substantially all of FTD, Inc.’s tangible and intangible assets, including a pledge of all of the capital stock of its domestic subsidiaries and 66% of the capital stock of its first-tier foreign subsidiaries. All of the Company’s consolidated net assets are owned, and all of the Company’s consolidated net sales are earned, by its direct and indirect subsidiaries. As of June 30, 2007, the Company’s subsidiaries had $748.9 million of restricted assets.

At June 30, 2007, the Company had $141.9 million outstanding under the Agreement, $1.7 million of notes payable from the acquisition of Interflora and an additional $1.1 million in outstanding letters of credit and, as a result, approximately $72.2 million of the revolving credit facility was available. FTD, Inc. is permitted to voluntarily repay principal amounts outstanding or reduce commitments under the Agreement at any time, in whole or in part, without premium or penalty, upon the giving of proper notice and subject to minimum amount requirements. In January 2007, a voluntary repayment of $7.0 million was made. In addition, subject to certain exceptions, FTD, Inc. is required to prepay outstanding amounts under the Agreement with a portion of its excess cash flow (as defined under the Agreement), the net proceeds of certain asset dispositions, casualty insurance and condemnation recovery events and upon the issuance of certain securities or debt. As of June 30, 2007, the Company had excess cash flow and as such, is required to make a mandatory prepayment on the term loan in the amount of $7.0 million in the first half of fiscal year 2008. The balance of the term loan is due in annual installments of 1% of the outstanding principal balance per year with the remaining balance due at maturity, on July 28, 2013.

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

In conjunction with the Company’s completion of a going private transaction on February 24, 2004, FTD, Inc. entered into a senior secured credit facility (the “2004 Credit Agreement”). There was $50.0 million outstanding at June 30, 2006 under the 2004 Credit Agreement, which was subsequently paid off on July 28, 2006 with the proceeds from the 2006 Credit Agreement. As a result of repaying amounts borrowed under the 2004 Credit Agreement, the Company wrote off $1.8 million of deferred financing costs, net of accumulated amortization, during the first quarter of fiscal year 2007. This expense is recorded in interest expense in the accompanying Consolidated Statements of Income and Comprehensive Income. In connection with the 2006 Credit Agreement, the Company incurred $1.5 million of deferred financing costs, which were allocated, pro rata, to the six-year revolving credit facility and the seven-year term loan and are being amortized using the effective interest method.

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The indenture governing the Notes provides for certain limitations on FTD, Inc.’s ability to incur additional indebtedness, issue disqualified capital stock, make restricted payments, other payment restrictions affecting subsidiaries, layer indebtedness, enter into liens securing indebtedness, enter into transactions with affiliates or guarantors, enter into certain merger, sale or consolidation transactions and the release of guarantors.

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

(7)	Leases

The Company has entered into operating leases for certain hardware components of computer equipment, facilities and other equipment. Rental expense relating to these leases totaled $3.8 million, $2.2 million and $2.0 million for the years ended June 30, 2007, 2006 and 2005, respectively. The minimum aggregate annual operating lease obligations for fiscal years ending June 30, are as follows (in thousands):

Year	Amount

2008	$2,424
2009	1,124
2010	937
2011	824
2012	641
Thereafter	161

Total	$6,111

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to the sale of Renaissance in December 2005, the Company remained the lessee of the Sanford, Maine location, but subleased the facility to the new owner. A sublease payment of $0.3 million is due in October 2007 from the sub-lessee to the Company.

(8)	Income Taxes

For financial reporting purposes, income from continuing operations before income taxes, by jurisdiction, is comprised of the following (in thousands):

	Year Ended June 30,
	2007	2006	2005

United States	$44,532	$42,929	$(14,513)
Foreign	8,173	—	—

	$52,705	$42,929	$(14,513)

The provision for income taxes for the years ended June 30, 2007, 2006 and 2005 differs from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income because of the effect of the following items (in thousands):

	Year Ended June 30,
	2007	2006	2005

Tax expense at U.S. federal income tax rate	$18,447	$15,025	$(5,079)
State income taxes, net of federal income tax effect	2,003	1,902	912
Foreign rate differential	(415)	—	—
Foreign earnings subject to U.S. tax	(759)	—	—
Valuation allowance	1,176	—	—
Non-deductible interest expense on preferred stock	—	—	12,156
Other permanent items, net	341	459	98

Income tax expense	$20,793	$17,386	$8,087

The provision for income taxes consists of the following components (in thousands):

	Year Ended June 30,
	2007	2006	2005

Current:
United States Federal	$13,377	$13,770	$2,694
State	3,064	3,014	955
Foreign	2,427	—	—

Total current	18,868	16,784	3,649

Deferred:
United States Federal	$2,045	$689	$3,990
State	8	(87)	448
Foreign	(128)	—	—

Total deferred	1,925	602	4,438

Income tax expense	$20,793	$17,386	$8,087

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 30, 2007 and 2006, the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	June 30, 2007	June 30, 2006

Current deferred tax assets:
Allowance for doubtful accounts	$2,162	$1,775
Accrued vacation	1,407	329
Other	1,214	901

Total current deferred tax assets	4,783	3,005

Noncurrent deferred tax assets:
Foreign tax credit	2,353	—
State net operating loss	2,084	2,084
Other	500	947
Valuation allowance	(3,260)	(2,084)

Total noncurrent deferred tax assets	1,677	947

Total deferred tax assets	6,460	3,952

Current deferred tax liabilities:
Prepaid expenses	(483)	(310)

Total current deferred tax liabilities	(483)	(310)

Noncurrent deferred tax liabilities:
Tax over book depreciation and amortization	(77,958)	(58,398)
Acquisition costs	(4,273)	(2,915)
Residual tax on unrepatriated earnings	(2,819)	—
Other	(1,977)	(794)

Total noncurrent deferred tax liabilities	(87,027)	(62,107)

Total deferred tax liabilities	(87,510)	(62,417)

Net deferred tax liability	$(81,050)	$(58,465)

Net current deferred tax asset	$4,300	$2,695
Net noncurrent deferred tax liability	(85,350)	(61,160)

Net deferred tax liability	$(81,050)	$(58,465)

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences are deductible. This assessment is performed considering expected taxable income in future years and tax planning strategies available to the Company. Valuation allowances total $3.3 million as of June 30, 2007 and relate to state net operating losses and foreign tax credits. The valuation allowance at June 30, 2006 of $2.5 million related to state net operating losses. Unused foreign tax credits expire in 2014.

Income taxes are not provided for the basis difference in the original investments in foreign subsidiaries as these are considered to be permanent investments. Determination of the amount of the unrecognized deferred tax liability related to such differences is not practicable.

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Post-retirement Benefits Other Than Pensions

The post-retirement health care benefit plan was terminated in fiscal year 1997 for employees who had not yet retired. As it relates to the 49 remaining participants covered by the plan, the following tables provide a reconciliation of the benefit obligation and funded status at June 30, 2007 and 2006, as well as the components of net periodic post-retirement benefit costs for the years ended June 30, 2007, 2006 and 2005 (in thousands):

	2007	2006

Benefit obligation at beginning of year	$1,460	$1,703
Interest cost	89	80
Benefits paid	(40)	(41)
Actuarial gain	(63)	(282)

Benefit obligation at end of year	$1,446	$1,460

Funded status	(1,446)	(1,460)
Unrecognized net gain	—	(195)

Accrued benefit cost	$(1,446)	$(1,655)

Net periodic post-retirement benefit cost of $89, $80 and $94 for the fiscal years ended June 30, 2007, 2006 and 2005 is equivalent to interest cost. The measurement date for the plan is June 30 for all years presented.

Application of SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“SFAS No. 158”). SFAS No. 158 requires full recognition of the funded status of the Company’s post-retirement benefit plan. Adoption of this provision did not impact earnings.

The Company adopted SFAS No. 158 effective June 30, 2007 and the incremental effect of applying this standard on individual line items in the Consolidated Balance Sheet as of June 30, 2007 is as follows (in thousands):

	Before		After
	Application		Application
	of SFAS No. 158	Adjustments	of SFAS No. 158

Post-retirement benefits and accrued pension obligations	$1,704	$(391)	$1,313
Other accrued liabilities	—	133	133
Accumulated other comprehensive income	—	258	258

Amounts recognized in accumulated other comprehensive income in fiscal year 2007 represent net actuarial gain. The estimated actuarial gain that will be amortized from other comprehensive income into net periodic post-retirement benefit cost during 2008 is immaterial.

Weighted average actuarial assumptions for post-retirement benefits used at June 30, 2007, 2006 and 2005 to determine benefit obligations and net benefit cost are set forth in the following table.

Weighted average actuarial assumptions for benefit obligations

	2007	2006	2005

Discount rate	6.25%	6.25%	5.00%

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average actuarial assumptions for net benefit cost

	2007	2006	2005

Discount rate	6.25%	5.00%	6.25%

For measurement purposes a 5.75% annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate is assumed to remain at 5.75% in 2008 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. If the current health care cost trend rate assumption was increased by one percent, the accumulated post-retirement benefit obligation (“APBO”) at June 30, 2007 would have increased approximately $126,000 or 8.7%. If the current health care cost trend rate assumptions were decreased by one percent, the APBO at June 30, 2007 would have decreased approximately $111,000, or 7.7%. The resulting changes in net periodic post-retirement benefit cost from a one percent increase or decrease would not have a significant impact on the periods presented.

The expected benefit payments for the following ten years are estimated as follows:

Estimated
Future Benefit
Fiscal Year Ending June 30,	Payments

2008	$140,000
2009	$130,000
2010	$120,000
2011	$120,000
2012	$130,000
2013 to 2017	$630,000

(10)	Employee Benefit Plans

Approximately 84 employees and former employees participate under the Company’s defined benefit pension plan. Benefits under the plan, which has been frozen since January 1, 1997, were based on the employee’s age, years of service and the highest consecutive five-year average compensation.

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the disclosure requirements of SFAS No. 132 (R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (as amended by SFAS No. 158) (“SFAS 132(R)”), the following tables provide a reconciliation of the benefit obligation and plan assets, as well as the funded status of the pension plan at June 30, 2007 and 2006 (in thousands):

	2007	2006

Projected benefit obligation at beginning of year	$1,722	$2,281
Service cost	55	55
Interest cost	103	110
Benefits paid	(203)	(487)
Actuarial gain	(37)	(237)

Projected benefit obligation at end of year	$1,640	$1,722

Fair value of plan assets at beginning of year	$1,009	$1,040
Actual return on plan assets	170	80
Employer contributions	479	376
Benefits paid	(203)	(487)

Fair value of plan assets at end of year	$1,455	$1,009

Accrued funded status	$(185)	$(713)
Unrecognized net loss	—	232

Accrued pension cost	$(185)	$(481)

The following table presents amounts recognized on the Consolidated Balance Sheets (in thousands):

	2007	2006

Long term accrued benefit liability	$(185)	$(713)
Accumulated other comprehensive income, pre-tax	112	232

Net amount recognized	$(73)	$(481)

Amounts recognized in accumulated other comprehensive income in fiscal year 2007 represent net actuarial loss. The estimated actuarial loss that will be amortized from other comprehensive income into net periodic pension cost during 2008 is immaterial.

Application of SFAS No. 158

In September 2006, the FASB issued SFAS No. 158. SFAS No. 158 requires full recognition of the funded status of the Company’s defined benefit pension plan. Adoption of SFAS No. 158 for the defined benefit plan did not have any impact on earnings, accrued pension obligations or accumulated other comprehensive income.

Weighted average actuarial assumptions for pension benefits used at June 30, 2007, 2006 and 2005 to determine benefit obligations and net benefit cost are set forth in the following table.

Weighted average actuarial assumptions for benefit obligations

	2007	2006	2005

Discount rate	6.25%	6.25%	5.00%

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average actuarial assumptions for net benefit cost

	2007	2006	2005

Discount rate	6.25%	5.00%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%

The Company’s expected long-term rate of return on assets assumption is derived from a study which included a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate.

The Company’s pension plan asset allocations at June 30, 2007 and 2006 by asset category are as follows:

	2007	2006

Asset Category
Equity securities	61%	71%
Debt securities	31%	28%
Other	8%	1%

Total	100%	100%

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

During the years ended June 30, 2007, 2006 and 2005, pension expense of $69,000, $158,000 and $100,000, respectively, was recognized in relation to the pension plan. In addition, during the years ended June 30, 2007, 2006 and 2005, the Company paid benefits of $203,000, $487,000 and $323,000, respectively. The measurement date for the plan is June 30 for all years presented. The table below provides the necessary disclosures in accordance with SFAS No. 132 (R) (as amended by SFAS No. 158) of the components of pension expense for the defined benefit plan for the years ended June 30, 2007, 2006 and 2005 (in thousands):

	Year Ended June 30,
	2007	2006	2005

Interest cost	$103	$110	$127
Service cost	55	55	—
Expected return on assets	(91)	(90)	(81)
Recognized net actuarial loss	2	35	—

Net periodic pension cost	69	110	46
Settlement loss	—	48	54

Total pension cost	$69	$158	$100

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects to contribute $0.3 million to its defined benefit plan in fiscal year 2008. The expected benefit payments for the following ten years, which reflect expected future service, as appropriate, are estimated as follows:

Estimated
Future Benefit
Fiscal Year Ending June 30,	Payments

2008	$90,000
2009	$80,000
2010	$100,000
2011	$110,000
2012	$110,000
2013 to 2017	$640,000

The Company sponsors a 401(k) savings plan for all of its eligible employees. All eligible employees may contribute between 1% and 75% of their gross annual salary up to $15,500 annually for calendar year 2007, on a pre-tax basis. The Company matches an amount equal to 25% of each participant’s pre-tax contribution up to 6% of the participant’s compensation. Company contributions to the 401(k) plan for the years ended June 30, 2007, 2006 and 2005 were $289,000, $267,000 and $346,000, respectively.

(11)	Related Party Transactions

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

There were no related party transactions during the years ended June 30, 2007 and 2006.

(12)	Stockholders’ Equity

Accumulated other comprehensive income, net of taxes, consisted of the following (in thousands):

	As of June 30,
	2007	2006

Cumulative foreign currency translation gains	$9,845	$338
Cumulative retirement plan adjustments, net of tax(1)	88	(138)

Accumulated other comprehensive income	$9,933	$200

(1)	Includes $154, net of tax of $104, relating to the adoption of SFAS No. 158.

On February 20, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.1625 per share. The dividend was paid on April 2, 2007 to stockholders of record as of the close of business on March 19, 2007. Additionally, on April 24, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.1625 per share. The dividend was paid on July 6, 2007 to stockholders of record as of the close of business on June 22, 2007. The continued payment of cash dividends in the future is at the discretion of the Company’s Board of Directors and depends on numerous factors, including without limitation, the Company’s

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net earnings, financial condition, availability of capital, continued compliance with the requirements of the Company’s 2006 Credit Agreement and the indenture governing the 7.75% Senior Subordinated Notes and other business needs.

On March 12, 2007, the Company closed its underwritten secondary public offering of 6,000,000 shares of common stock. The underwriters exercised in full their over-allotment option for an additional 900,000 shares of common stock at the public offering price of $17.50 per share, less underwriting discounts. Of the shares sold, 6,285,900 shares were sold by affiliates of Leonard Green & Partners, L.P. and 614,100 shares were sold by members of management. As a result of the secondary offering, affiliates of Leonard Green & Partners, L.P. control less than a majority of the voting power of the Company’s outstanding common stock. As a result, the Company is no longer a “controlled company” within the meaning of the New York Stock Exchange rules and, thus, is required to have a board of directors comprised of a majority of independent directors and nominating and compensation committees composed entirely of independent directors. The Company will phase in these corporate governance requirements by March 11, 2008.

In conjunction with the offering, the Company realized $1.7 million in proceeds from the exercise of stock options by members of management and incurred $0.8 million in offering related costs. These offering related costs have been recorded in other income, net within the Consolidated Statements of Operations and Comprehensive Income (Loss).

On October 25, 2005, the Board of Directors authorized a share repurchase program totaling $30.0 million, effective through September 30, 2007. These purchases may be made from time to time in both open market and private transactions, dependent upon market and other conditions. This repurchase program is expected to remain in effect through September 30, 2007, unless terminated earlier by the Board of Directors, or completed. The Company repurchased shares pursuant to a 10b5-1 plan, which generally permits the Company to repurchase shares at times when it might otherwise be prevented from doing so under certain securities laws. Repurchased shares will be held in treasury pending use for general corporate purposes, including issuances under various employee and director stock plans. During the year ended June 30, 2006, the Company repurchased a total of 1.5 million shares of Common Stock for $15.0 million. No shares were repurchased under this plan during the year ended June 30, 2007.

On February 14, 2005, the Company closed the sale of 13,100,000 shares of Common Stock at a price of $13.00 per share in a firm commitment underwritten initial public offering. In addition, on that date, 2,307,693 shares of Common Stock were sold at the public offering price to Green Equity Investors IV, L.P., the Company’s principal stockholder and an affiliate. On March 15, 2005, the Company closed the sale of 435,200 shares of Common Stock at the public offering price to satisfy the underwriter’s over-allotment option. The net proceeds raised by the Company in the offering were used to: repurchase all outstanding shares of the Company’s 14% Senior Redeemable Exchangeable Cumulative Preferred Stock and all outstanding shares of the Company’s 12% Junior Redeemable Exchangeable Cumulative Preferred Stock; redeem a portion of FTD, Inc.’s 7.75% Senior Subordinated Notes due 2014; pay for fees and expenses of the offering; and for general corporate purposes.

On February 7, 2005, the stockholders approved an increase in the number of authorized shares to 75,000,000 as well as a 1-for-3 reverse stock split. All common share and per share amounts reflect this reverse stock split.

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Net Income (Loss) Per Common Share

The computations of basic and diluted net income (loss) per common share for the years ended June 30, 2007, 2006 and 2005 are as follows (in thousands, except per share amounts):

	Year Ended June 30,
	2007	2006	2005

Net income (loss)	$31,912	$25,543	$(22,600)

Weighted average basic shares of Common Stock outstanding	28,496	28,736	19,722
Effect of dilutive securities — options to purchase shares of Common Stock outstanding	1,081	1,043	—

Weighted average diluted shares of Common Stock outstanding	29,577	29,779	19,722

Net income (loss) per share of Common Stock — basic	$1.12	$0.89	$(1.15)

Net income (loss) per share of Common Stock — diluted	$1.08	$0.86	$(1.15)

Shares associated with stock options that were not included in the computation of net loss per share because their effect was anti-dilutive consisted of 12,500 shares for the year ended June 30, 2007, 175,000 shares for the year ended June 30, 2006 and 2,209,455 shares for the year ended June 30, 2005.

(14)	Stock Awards and Incentive Plans

The Company’s 2005 Amended and Restated Equity Incentive Award Plan (the “2005 Equity Plan”) allows for the issuance of 4,592,778 shares of common stock of the Company and became effective on February 7, 2005. The 2005 Equity Plan provides for a variety of awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance share awards, performance stock unit awards, stock payment awards, performance-based awards and other stock-based awards. Through June 30, 2007, the Company has only granted non-qualified stock options under the 2005 Equity Plan. The Company grants stock options at a strike price equal to fair market value on the date of grant. During fiscal year 2007, the Company granted 1,380,217 options to certain employees. Option grants in fiscal years 2006 and 2005 were 137,500 and 2,239,467, respectively. These options were awarded at the fair market value at the date of grant. As of June 30, 2007, 1,194,440 shares remained available for grant under the 2005 Equity Plan. On July 9, 2007, the Company issued a grant of 300,000 shares of restricted stock to certain members of management. The shares vest equally each year over a five-year service period.

Outstanding nonqualified stock options are exercisable during a ten-year period. The Company’s options granted to employees vest equally each year over a five-year service period, except for certain stock options granted in fiscal year 2005, which vest in full after a seven-year service period unless certain performance acceleration targets are met. If the performance targets are met, the vesting of the options is accelerated. Each of the three performance targets were met, so these installments vested on August 8, 2005, August 8, 2006 and August 14, 2007, respectively. As of June 30, 2007, the total compensation cost related to non-vested awards not yet recognized was $7.3 million, which is expected to be recognized over a weighted average period of 3.12 years. The total fair value of shares becoming fully vested during fiscal 2007, 2006 and 2005 was $2.0 million, $0.6 million, and $0.5 million, respectively.

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s options granted to independent directors were granted at a strike price equal to the fair market value at the date of grant and vest as early as the date of grant up to two years from the date of grant. A summary of stock option activity is as follows:

				Weighted Average
				Remaining
	Common Stock	Range of	Weighted Average	Contractual
	Options	Exercise Prices	Exercise Price	Term

Balance, June 30, 2005	2,209,455	$3.00 - $13.00	$3.58
Granted	137,500	$9.42 - $11.67	$10.27
Exercised	70,911	$3.00	$3.00
Forfeited	170,168	$3.00 - $10.705	$3.45
Balance, June 30, 2006	2,105,876	$3.00 - $13.00	$3.89
Granted	1,380,217	$13.565 - $17.095	$15.58
Exercised	768,627	$3.00 - $12.75	$3.27
Forfeited	158,666	$3.00 - $16.20	$6.01
Balance, June 30, 2007	2,558,800	$3.00 - $17.095	$10.38	8.31 years
Exercisable at June 30, 2007	805,781	$3.00 - $16.20	$8.89	8.20 years

The intrinsic value of options exercised during fiscal 2007 and 2006 was $10.5 million and $0.5 million, respectively. There were no options exercised in fiscal 2005. Upon exercise, the Company generally issues treasury shares, when available. The intrinsic value of options outstanding and of options exercisable at June 30, 2007 was $20.5 million and $7.7 million, respectively.

A summary of outstanding stock options by range of exercise price as of June 30, 2007 is as follows:

			Weighted Average
	Balance, June 30,	Weighted Average	Remaining
Range of Exercise Prices	2007	Exercise Price	Contractual Term

$3.00	976,083	$3.00	7.25 years
$9.42 - $13.00	232,500	$11.24	8.10 years
$13.57 - $17.10	1,350,217	$15.57	9.10 years
Total	2,558,800	$10.38	8.31 years

Using the Black-Scholes single option pricing model and the following weighted average assumptions, the weighted average estimated fair value, at the dates of grant of the Company’s options in fiscal year 2007 and 2006 was $3.10 and $1.17 per option of Common Stock, respectively. Expected volatility assumptions are based on historical volatility of FTD stock. Expected life assumptions are based on the “simplified” method as described in SEC Staff Accounting Bulletin No. 107, which is the midpoint between the vesting date and the end of the contractual term. The risk free rate was selected based on yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The expected dividend yield assumptions are based on the Board of Directors’ direction on dividends at the time of each grant.

	2007	2006

Risk-free interest rate	4.93%	4.40%
Expected dividend yield	0.00%	0.00%
Expected volatility	30.25%	26.89%
Estimated lives of options (in years)	4.91	4.35

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Commitments and Contingencies

The Company is involved in various claims and lawsuits and other matters arising in the normal course of business. In the opinion of management of the Company, although the outcome of these claims and suits are uncertain, they should not have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

(16)	Segment Information

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

The consumer segment encompasses sales of floral and specialty gift products, which are sold primarily to consumers in the U.S. and Canada through the Company’s web site, www.ftd.com, or its toll-free telephone number, 1-800-SEND-FTD.

The florist segment includes all products and services sold to FTD members and other retail locations in the U.S. and Canada offering floral products, encompassing clearinghouse services, publishing products and services, technology sales and leases, fresh flower sales and other specialty wholesale product sales.

The international segment is primarily comprised of Interflora, a U.K. based provider of floral related products and services to consumers and retail floral locations in the U.K. and the Republic of Ireland. Interflora’s products and services enable its members to send and deliver floral orders and it is also an Internet and telephone marketer of flowers and specialty gift items to consumers, operating primarily thorough the www.interflora.co.uk Web site as well as toll-free telephone numbers.

The Company’s total assets, long-term assets and additions to long-term assets by segment are as follows (in thousands):

	Year Ended June 30, 2007
			Additions to
	Total	Long-term	Long-Term
	Assets	Assets	Assets

Consumer segment	$264,252	$261,199	$2,225
Florist segment*	311,409	256,745	4,168
International segment	173,239	159,884	1,442

Total	$748,900	$677,828	$7,835

	Year Ended June 30, 2006
			Additions to
	Total	Long-term	Long-Term
	Assets	Assets	Assets

Consumer segment	$264,733	$262,252	$5,643
Florist segment*	306,004	261,960	3,111
International segment	—	—	—

Total	$570,737	$524,212	$8,754

*	Includes corporate assets.

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reports the Company’s operating results by reportable segment for the fiscal years ended June 30, 2007, 2006 and 2005:

	Year Ended June 30, 2007			Year Ended June 30, 2006			Year Ended June 30, 2005
	Gross			Gross			Gross
	Segment	Eliminations	Consolidated	Segment	Eliminations	Consolidated	Segment	Eliminations	Consolidated
(In thousands)

Revenues:
Consumer segment	$305,033	$(17,412)	$287,621	$295,187	$(19,414)	$275,773	$267,075	$(19,967)	$247,108
Florist segment	182,592	(597)	181,995	189,674	(314)	189,360	190,815	(128)	190,687
International segment	143,072	324	143,396	—	—	—	—	—	—

Total	630,697	(17,685)	613,012	484,861	(19,728)	465,133	457,890	(20,095)	437,795

Costs of Goods Sold and Services Provided:
Consumer segment	206,234	(2,747)	203,487	203,235	(2,686)	200,549	186,225	(2,533)	183,692
Florist segment	60,782	(3,284)	57,498	63,329	(3,339)	59,990	65,208	(3,183)	62,025
International segment	98,511	(121)	98,390	—	—	—	—	—	—
Corporate	1,996	—	1,996	2,235	—	2,235	2,300	—	2,300

Total	367,523	(6,152)	361,371	268,799	(6,025)	262,774	253,733	(5,716)	248,017

Gross Margin:
Consumer segment	98,799	(14,665)	84,134	91,952	(16,728)	75,224	80,850	(17,434)	63,416
Florist segment	121,810	2,687	124,497	126,345	3,025	129,370	125,607	3,055	128,662
International segment	44,561	445	45,006	—	—	—	—	—	—
Corporate	(1,996)	—	(1,996)	(2,235)	—	(2,235)	(2,300)	—	(2,300)

Total	263,174	(11,533)	251,641	216,062	(13,703)	202,359	204,157	(14,379)	189,778

Advertising and Selling:
Consumer segment	36,100	—	36,100	35,921	—	35,921	29,080	—	29,080
Florist segment	59,677	(11,978)	47,699	66,902	(13,702)	53,200	70,697	(14,378)	56,319
International segment	11,006	(380)	10,626	—	—	—	—	—	—

Total	106,783	(12,358)	94,425	102,823	(13,702)	89,121	99,777	(14,378)	85,399

General and Administrative (includes Management fees):
Consumer segment	25,537	(2,835)	22,702	22,629	(2,712)	19,917	19,556	(2,475)	17,081
Florist segment	8,357	—	8,357	6,591	—	6,591	10,161	—	10,161
International segment	20,908	444	21,352	—	—	—	—	—	—
Corporate	23,850	2,835	26,685	22,963	2,711	25,674	35,017	2,474	37,491

Total	78,652	444	79,096	52,183	(1)	52,182	64,734	(1)	64,733

Operating Income (Loss) before Corporate Allocations:
Consumer segment	37,162	(11,830)	25,332	33,402	(14,016)	19,386	32,214	(14,959)	17,255
Florist segment	53,776	14,665	68,441	52,852	16,727	69,579	44,749	17,433	62,182
International segment	12,647	381	13,028	—	—	—	—	—	—
Corporate	(25,846)	(2,835)	(28,681)	(25,198)	(2,711)	(27,909)	(37,317)	(2,474)	(39,791)

Total	77,739	381	78,120	61,056	—	61,056	39,646	—	39,646

Corporate Allocations:
Consumer segment	4,111	—	4,111	3,272	—	3,272	2,895	—	2,895
Florist segment	9,760	—	9,760	11,166	—	11,166	12,154	—	12,154
International segment	—	—	—	—	—	—	—	—	—
Corporate	(13,871)	—	(13,871)	(14,438)	—	(14,438)	(15,049)	—	(15,049)

Total	—	—	—	—	—	—	—	—	—

Operating Income (Loss):
Consumer segment	33,051	(11,830)	21,221	30,130	(14,016)	16,114	29,319	(14,959)	14,360
Florist segment	44,016	14,665	58,681	41,686	16,727	58,413	32,595	17,433	50,028
International segment	12,647	381	13,028	—	—	—	—	—	—
Corporate	(11,975)	(2,835)	(14,810)	(10,760)	(2,711)	(13,471)	(22,268)	(2,474)	(24,742)

Total	$77,739	$381	$78,120	$61,056	$—	$61,056	$39,646	$—	$39,646

Depreciation and Amortization:
Consumer segment	$3,768	$—	$3,768	$3,201	$—	$3,201	$2,405	$—	$2,405
Florist segment	3,267	—	3,267	3,398	—	3,398	4,241	—	4,241
International segment	3,845	—	3,845	—	—	—	—	—	—
Corporate	3,455	—	3,455	3,862	—	3,862	3,853	—	3,853

Total	$14,335	$—	$14,335	$10,461	$—	$10,461	$10,499	$—	$10,499

FTD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)	Financial Statements of Guarantors

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

SCHEDULE I — CONDENSED FINANCIAL INFORMATION

FTD Group, Inc. (Parent Company Only)

Condensed Balance Sheets
(In thousands)

	June 30,	June 30,
	2007	2006

ASSETS
Prepaid expenses and other current assets	$1,453	$933
Investment in subsidiary	255,156	216,674

Total assets	$256,609	$217,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$57	$71
Dividend payable	4,707	—

Stockholders’ equity
Common stock	295	295
Additional paid-in capital	235,589	233,362
Retained earnings (accumulated deficit)	20,952	(1,554)
Treasury stock	(4,991)	(14,567)

Total stockholders’ equity	251,845	217,536

Total liabilities and stockholders’ equity	$256,609	$217,607

See accompanying note to condensed financial statements.

FTD Group, Inc. (Parent Company Only)

Condensed Statement of Operations
(In thousands)

	Year Ended June 30,
	2007	2006	2005

Revenues	$—	$—	$—
Costs of goods sold and services provided	—	—	—
Operating expenses	919	1,207	898

Loss from operations	919	1,207	898
Equity in earnings of subsidiary	(33,276)	(26,275)	(12,609)
Interest income	—	—	(110)
Interest expense and prepayment fees on shares subject to mandatory redemption	591	—	34,732
Other expense, net	151	—	—

Income (loss) before income tax	31,615	25,068	(22,911)
Income tax benefit	(297)	(475)	(311)

Net income (loss)	$31,912	$25,543	$(22,600)

See accompanying note to condensed financial statements.

FTD Group, Inc. (Parent Company Only)

Condensed Statement of Cash Flows
(In thousands)

	Year Ended June 30,
	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$31,912	$25,543	$(22,600)
Equity in earnings of subsidiary	(33,276)	(26,275)	(12,609)
Interest expense on mandatorily redeemable shares	—	—	34,732
Increase (decrease) in cash due to changes in operating assets and liabilities:
Prepaid expenses and other current assets	(520)	(323)	(830)
Accounts payable	(14)	(330)	402

Net cash used in operating activities	(1,898)	(1,385)	(905)

Cash flows from investing activities:
Investment in FTD, Inc.	(1,998)	—	(5,338)
Settlement of foreign exchange contract	1,386	—	—
Restricted junior payments	15,881	15,974	—

Net cash provided by (used in) investing activities	15,269	15,974	(5,338)
Cash flows from financing activities:
Repayment of notes payable	(11,182)	—	—
Dividends paid	(4,699)	—	—
Excess tax benefit from stock-based compensation	—	220	—
Proceeds from exercise of stock options	2,510	212	—
Purchase of company stock	—	(14,999)	—
Net proceeds from the issuance of common stock	—	(22)	192,227
Repurchase of preferred stock	—	—	(186,811)
Capital contribution — common stock	—	—	827

Net cash provided by (used in) financing activities	(13,371)	(14,589)	6,243

Increase (decrease) in cash and cash equivalents	—	—	—
Cash at beginning of period	—	—	—

Cash at end of period	$—	$—	$—

See accompanying note to condensed financial statements.

FTD Group, Inc. (Parent Company Only)

Note to Condensed Financial Statements

(1)	Basis of Presentation

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

The unaudited financial statements of FTD Group, Inc. (Parent Company Only) summarize the results of operations for the years ended June 30, 2007, 2006 and 2005. In these statements, FTD Group, Inc.’s investment in subsidiary is stated at cost plus equity in the undistributed earnings of subsidiaries since the date of acquisition, February 24, 2004. The FTD Group, Inc. (Parent Company Only) financial statements should be read in conjunction with the FTD Group, Inc. consolidated financial statements.

FTD GROUP, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

			Write Offs, Net
			of Collection of
			Accounts
			Previously
	Balance at		Written Off, and
	Beginning of	Charged to Cost	Sale of Related	Balance at End
	Period	and Expenses	Assets	of Period

Fiscal year 2007
Allowance for doubtful accounts	$4,437	$3,409	$2,415	$5,431
Inventory valuation reserve	$927	$606	$874	$659
Fiscal year 2006
Allowance for doubtful accounts	$2,521	$3,436	$1,520	$4,437
Inventory valuation reserve	$2,648	$645	$2,366	$927
Fiscal year 2005
Allowance for doubtful accounts	$5,067	$4,250	$6,796	$2,521
Inventory valuation reserve	$951	$1,954	$257	$2,648

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of October 5, 2003, among FTD, Inc., Mercury Man Holdings Corporation and Nectar Merger Corporation (incorporated by reference to Exhibit 2.1 to FTD, Inc.’s Registration Statement on Form S-4 filed with the SEC on March 22, 2004, as amended (File No. 333-113807) (the “2004 FTD S-4”)).
2.2	Share Purchase Agreement dated July 7, 2006 by and among FTD UK Holdings Limited, FTD, Inc. and certain Shareholders of Interflora Holdings Limited named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 6, 2006).
3.1	Second Amended and Restated Certificate of Incorporation of FTD Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 (the “3/31/05 10-Q”)).
3.2	Amended and Restated Bylaws of FTD Group, Inc. (incorporated by reference to Exhibit 3.2 to the 3/31/05 10-Q).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-120723)(the “2005 Company S-1”)).
4.2	Indenture, dated February 6, 2004, by and between FTD, Inc., U.S. Bank National Association, as trustee, and the subsidiary guarantors party thereto from time to time (incorporated by reference to Exhibit 4.1 to the 2004 FTD S-4).
4.3	Form of Note (incorporated by reference to Exhibit A to Exhibit 4.1 to the 2004 FTD S-4).
4.4	Supplemental Indenture, dated as of February 24, 2004, by and among, FTD, Inc., the subsidiary guarantors listed on the signature pages thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the 2004 FTD S-4).
4.5	Second Supplemental Indenture, dated as of February 14, 2005, by and among, FTD, Inc., the subsidiary guarantors listed on the signature pages thereto, FTD Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K dated September 19, 2005 (the “2005 Company 10-K”)).
4.6	Guarantee, dated February 24, 2004, by the subsidiary guarantors listed on the signature pages thereto (incorporated by reference to Exhibit 4.7 to the 2004 Company S-4).
4.7	Amended and Restated Stockholders Agreement, dated as of September 30, 2004, by and among FTD Group, Inc., Green Equity Investors IV, L.P., FTD Co-Investment, LLC, Jon R. Burney, Lawrence W. Johnson, George T. Kanganis, Timothy Meline, William J. Van Cleave, Daniel W. Smith, Michael J. Soenen, Carrie A. Wolfe, Marcia Chapman and Jandy Tomy (incorporated by reference to Exhibit 4.5 to the 2005 Company S-1).
4.8	Amendment No. 1 to Amended and Restated Stockholders Agreement, dated as of February 14, 2005, by and among FTD Group, Inc., Green Equity Investors IV, L.P., FTD Co-Investment, LLC, Jon R. Burney, Lawrence W. Johnson, George T. Kanganis, Timothy Meline, William J. Van Cleave, Daniel W. Smith, Michael J. Soenen, Carrie A. Wolfe, Marcia Chapman and Jandy Tomy (incorporated by reference to Exhibit 4.8 to the 2005 Company 10-K).
10.1	Credit Agreement, dated as of July 28, 2006, by and among FTD, Inc., as borrower, Wells Fargo Bank, N.A., as Administrative Agent, Syndication Agent and Documentation Agent, and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 2, 2006).
10.2	Security Agreement, dated as of July 28, 2006, by and among FTD, Inc., FTD Group, Inc., FTD.COM INC., Florists’ Transworld Delivery, Inc. and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 2, 2006).
10.3	First Amended and Restated Credit Agreement, dated as of August 7, 2006, by and among FTD, Inc., Wells Fargo Bank, N.A., as Administrative Agent and Lender, Mizuho Corporate Bank, Ltd. and ING Capital LLC, as Co-Syndication Agents and BMO Capital Markets as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 11, 2006).

E-1

Exhibit
Number		Description of Document

10.4		Tax Sharing Agreement, dated as of December 19, 1994, between FTD Corporation and Florists’ Transworld Delivery, Inc. (incorporated by reference to Exhibit 10.3 to the 2004 FTD S-4).
10.5		First Amendment to Tax Sharing Agreement, dated as of May 19, 1999 among FTD Corporation, Florists’ Transworld Delivery, Inc. and FTD.COM (incorporated by reference to Exhibit 10.4 to the 2004 FTD S-4).
10	.6*	Employment agreement dated May 20, 2003 regarding William J. Van Cleave employment arrangements (incorporated by reference to Exhibit 10.10 to the 2004 FTD S-4).
10	.7*	Employment agreement dated May 20, 2003 regarding Jon R. Burney employment arrangements (incorporated by reference to Exhibit 10.11 to the 2004 FTD S-4).
10	.8*	Employment agreement dated May 20, 2003 regarding Lawrence W. Johnson employment arrangements (incorporated by reference to Exhibit 10.8 to FTD, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (the “FTD, Inc. 2004 Form 10-K”)).
10	.9*	Employment agreement dated May 20, 2003 regarding George T. Kanganis employment arrangements (incorporated by reference to Exhibit 10.9 to the FTD, Inc. 2004 Form 10-K).
10	.10*	Form of Amendment to Employment Agreement, dated as of October 5, 2003, by and between FTD, Inc. and each of Jon R. Burney, Lawrence W. Johnson, George T. Kanganis and William J. Van Cleave (incorporated by reference to Exhibit 10.13 to the 2004 FTD S-4).
10	.11*	Form of Second Amendment to Employment Agreement, dated as of February 24, 2004, by and between FTD, Inc. and each of Jon R. Burney, Lawrence W. Johnson, George T. Kanganis and William J. Van Cleave (incorporated by reference to Exhibit 10.14 to the 2004 FTD S-4).
10	.12*	Form of Confidentiality and Non-Competition Agreement between FTD.COM and William J. Van Cleave, dated as of May 17, 2000 (incorporated by reference to Exhibit 10.15 to the 2004 FTD S-4).
10	.13*	Form of Confidentiality and Non-Competition Agreement between Florists’ Transworld Delivery, Inc. and each of the following executive officers: Jon R. Burney, Vice President and General Counsel, dated as of November 12, 2002; George Kanganis, Executive Vice President of Sales, dated as of November 12, 2002; and Lawrence W. Johnson, Executive Vice President of Mercury Technology, dated as of November 12, 2002 (incorporated by reference to Exhibit 10.16 to the 2004 FTD S-4).
10	.14*	Letter Agreement between the Company and Becky A. Sheehan (incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2006).
10.15		Form of Trademark License Agreement between Florists’ Transworld Delivery, Inc. and FTD.COM (incorporated by reference to Exhibit 10.17 to the 2004 FTD S-4).
10.16		Form of Florists’ Online Hosting Agreement between Florists’ Transworld Delivery, Inc. and FTD.COM (incorporated by reference to Exhibit 10.18 to the 2004 FTD S-4).
10.17		Form of Commission Agreement between Florists’ Transworld Delivery, Inc. and FTD.COM (incorporated by reference to Exhibit 10.19 to the 2004 FTD S-4).
10.18		Management Services Agreement, dated as of February 24, 2004, by and among FTD, Inc., FTD.COM, Florists’ Transworld Delivery, Inc., Value Network Service, Inc., FTD Holdings, Incorporated, Renaissance Greeting Cards, Inc., Flowers USA, Inc., and Leonard Green & Partners, L.P. (incorporated by reference to Exhibit 10.20 to the 2004 FTD S-4).
10.19		Termination Agreement, dated as of February 14, 2005, by and among FTD, Inc., FTD.COM INC., Florists’ Transworld Delivery, Inc., FTD International Corporation, Value Network Service, Inc., FTD Holdings Incorporated, Renaissance Greeting Cards, Inc., Flowers USA, Inc. and Leonard Green & Partners, L.P. (incorporated by reference to Exhibit 10.19 to the 2005 Company 10-K).
10	.20*	Stock Option Plan of FTD Group, Inc., dated as of September 30, 2004 (incorporated by reference to Exhibit 10.4 to FTD, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (the “9/30/04 FTD, Inc. 10-Q”)).
10	.21*	Form of Non-Qualified Performance Accelerated Stock Option Agreement for use in connection with stock options granted under the Stock Option Plan of FTD Group, Inc. to directors and officers of FTD Group, Inc. (incorporated by reference to Exhibit 10.5 to the 9/30/04 FTD, Inc. 10-Q).

E-2

Exhibit
Number		Description of Document

10	.22*	Form of Non-Qualified Stock Option Agreement for use in connection with stock options granted under the Stock Option Plan of FTD Group, Inc. to directors and officers of FTD Group, Inc. (incorporated by reference to Exhibit 10.6 to the 9/30/04 FTD, Inc. 10-Q).
10	.23*	Form of Indemnification Agreement with certain directors and officers of the Company (incorporated by reference to Exhibit 10.25 to the 2005 Company S-1).
10	.24*	FTD Group, Inc. 2005 Amended and Restated Equity Incentive Award Plan (incorporated by reference to Exhibit 10.26 to the 2005 Company S-1).
10	.25*	FTD Group, Inc. Incentive Bonus Plan (incorporated by reference to Exhibit 10.27 to the 2005 Company S-1).
10	.26*	Employment agreement dated as of July 1, 2007 regarding Becky A. Sheehan employment arrangements (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2007).
10	.27*	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2007).
14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the 2005 Company 10-K).
21	.1 +	Subsidiaries of FTD Group, Inc.
23	.1 +	Consent of Ernst & Young LLP.
31	.1 +	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2 +	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 +		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory arrangement.

+	Filed as an exhibit to this Form 10-K.

E-3