Form 10-Q
period 2007-09-30
FTD Group, Inc.
filed 2007-11-09
CIK 1283157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐                Accelerated filer ☑               Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☐ No ☑
     As of October 31, 2007, there were 28,799,268 outstanding shares of the issuer’s Common Stock, par value $0.01 per share.

FTD GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FTD GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2007	June 30, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,678	$25,462
Accounts receivable, less allowance for doubtful accounts of $5,913 at September 30, 2007 and $5,431 at June 30, 2007	37,941	32,416
Inventories, net	4,226	3,694
Deferred income taxes	4,325	4,300
Prepaid expenses and other current assets	7,077	5,200

Total Current Assets	67,247	71,072

Property and Equipment:
Property and equipment	36,528	35,791
Less accumulated depreciation	12,120	11,018

Property and Equipment, net	24,408	24,773

Other Assets:
Deferred financing fees, net	5,320	5,537
Computer software, net	12,404	12,699
Other noncurrent assets	16,659	15,548
Other intangible assets, less accumulated amortization of $9,956 at September 30, 2007 and $9,154 at June 30, 2007	12,675	13,454
Trademarks	189,264	187,816
Goodwill	419,780	418,001

Total Other Assets	656,102	653,055

Total Assets	$747,757	$748,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$43,247	$52,009
Customer deposits	4,019	4,105
Unearned revenue	2,738	2,294
Accrued interest	3,605	5,989
Accrued compensation	4,990	7,905
Other accrued liabilities	13,145	8,218
Current maturities of long-term debt	8,475	8,475
Dividends payable	4,804	4,707

Total Current Liabilities	85,023	93,702

Other liabilities	855	3,038
Senior secured credit facility	133,060	133,418
Senior subordinated notes	170,117	170,117
Post-retirement benefits, accrued pension obligations and other liabilities	1,924	1,497
Deferred income taxes	82,923	85,350

Stockholders’ Equity:
Common stock: $0.01 par value, 75,000 shares authorized; 29,796 shares issued as of September 30, 2007 and 29,482 shares issued as of June 30, 2007	298	295
Additional paid-in capital	235,695	235,589
Retained earnings	25,040	20,952
Accumulated other comprehensive income	12,822	9,933
Treasury stock, at cost, 519 shares as of June 30, 2007	—	(4,991)

Total Stockholders’ Equity	273,855	261,778

Total Liabilities and Stockholders’ Equity	$747,757	$748,900

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2007	2006
Revenues:
Products	$88,858	$73,873
Services	34,887	34,898

Total revenues	123,745	108,771

Costs of Products Sold and Services Provided:
Products	66,733	56,154
Services	4,436	4,269

Total costs of products sold and services provided	71,169	60,423

Gross Profit:
Products	22,125	17,719
Services	30,451	30,629

Total gross profit	52,576	48,348

Operating Expenses:
Advertising and selling	16,652	16,564
General and administrative	19,071	16,410

Total operating expenses	35,723	32,974

Income from operations	16,853	15,374

Other Income and Expenses:
Interest income	(302)	(298)
Interest expense	6,387	8,226
Other income, net	(210)	(1,544)

Total other income and expenses	5,875	6,384

Income before income tax expense	10,978	8,990

Income tax expense	2,822	3,547

Net income	$8,156	$5,443

Other Comprehensive Income:
Foreign currency translation adjustments	2,889	2,400

Comprehensive income	$11,045	$7,843

Net income per Common Share — basic	$0.28	$0.19

Net income per Common Share — diluted	$0.28	$0.18

Weighted Average Common Shares Outstanding:
Basic	29,066	28,232

Diluted	29,549	29,469

Cash Dividends Declared per Common Share	$0.1625	$—

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$8,156	$5,443
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,221	3,316
Stock-based compensation expense	721	393
Amortization and write off of deferred financing costs	217	2,077
Provision for doubtful accounts	735	764
Deferred income taxes	(3,060)	(601)
Excess tax benefit from stock-based compensation	(2,282)	(654)
(Decrease) increase due to changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(6,110)	(5,924)
Inventories	(524)	327
Prepaid expenses and other	(1,833)	829
Other noncurrent assets	(1,133)	(428)
Accounts payable	(5,030)	(8,812)
Other accrued liabilities, unearned revenue, customer deposits and other	(2,640)	(2,216)

Net cash used in operating activities	(9,562)	(5,486)

Cash Flows from Investing Activities:
Acquisition of business, net of cash acquired	—	(96,717)
Capital expenditures	(1,558)	(1,935)
Dividends received	—	146

Net cash used in investing activities	(1,558)	(98,506)

Cash Flows from Financing Activities:
Dividends paid	(4,707)	—
Proceeds from exercise of stock options	2,091	422
Excess tax benefit from stock-based compensation	2,282	654
Repayments of long-term debt	(358)	(50,000)
Proceeds from issuance of long-term debt, net of financing costs	—	148,556
Proceeds from issuance of common stock	6	—
Net proceeds from revolving credit facility	—	6,000

Net cash (used in) provided by financing activities	(686)	105,632

Effect of foreign exchange rate changes on cash and cash equivalents	22	708

Net (decrease) increase in cash and cash equivalents	(11,784)	2,348

Cash and cash equivalents at beginning of period	25,462	10,954

Cash and cash equivalents at end of period	$13,678	$13,302

Supplemental disclosures of cash flow information
Non-cash disclosure:
Issuance of notes payable associated with the purchase of Interflora Holdings Limited	$—	$23,345

Issuance of treasury stock associated with the purchase of Interflora Holdings Limited	$—	$3,206

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

FTD Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of the Business
Basis of Presentation
     These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in FTD Group, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2007. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
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
     All intercompany accounts and transactions have been eliminated in consolidation.
Recently Issued Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. The election may be applied on an item by item basis, with disclosure regarding reasons for partial election and additional information about items selected for fair value option. SFAS No. 159 is effective for the Company’s fiscal year ending June 30, 2009. The Company is currently evaluating the impact the adoption of SFAS 159 will have on the Company’s consolidated financial statements and notes thereto.
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

Note 2. Acquisition of Interflora Holdings Limited
     On July 31, 2006 the Company completed the acquisition of Interflora for a purchase price of approximately $122.8 million plus transaction related costs totaling $2.3 million. Approximately $98.6 million of the acquisition price was paid in cash at closing and $1.9 million of cash was acquired in connection with the purchase. The consideration included notes payable, of which $23.1 million were paid in May 2007 and the remainder, $1.8 million, is expected to be paid in the first half of fiscal year 2009. The remainder of the purchase price was funded through the issuance of 216,374 shares of common stock (consisting of treasury shares) to certain senior managers of Interflora. The Company financed the acquisition with a new senior secured credit facility (the “2006 Credit Agreement”) consisting of a $150.0 million term loan and a $75.0 million revolving credit facility. The proceeds from the 2006 Credit Agreement were also used to repay the Company’s existing term loan. In addition, the Company entered into foreign currency forward exchange contracts totaling £61.8 million to hedge the acquisition cost. A contract in the amount of £51.0 million was settled on July 28, 2006 and resulted in a gain of $1.4 million, which was recorded in other income, net within the Condensed Consolidated Statements of Operations and Comprehensive Income. A contract in the amount of £10.0 million was settled on May 1, 2007 and resulted in a gain of $1.4 million, which offset the foreign currency loss on the notes in the same amount. The remaining forward contract for £0.8 million is expected to be settled during the first half of fiscal year 2009. The settlement of this contract coincides with the due date of the remaining note payable related to the acquisition of Interflora. For the quarters ended September 30, 2007 and 2006, other income, net, included $0.1 million and $1.5 million, respectively, of income related to the mark-to-market adjustments on these forward contracts and the related notes payable.
     Financial results for Interflora are included herein beginning August 1, 2006. The pro forma information below presents the results of operations as if the acquisition occurred on July 1, 2006 (in thousands, except per share amounts). Pro forma financial information related to Interflora, Inc. has not been included herein, as the operating results of Interflora, Inc. are not considered material to the Company’s operating results.

Three Months Ended
September 30,
2006
Revenues	$119,424

Income from operations	$16,249

Net income	$5,613

Net income per share — basic	$0.20

Net income per share — diluted	$0.19

     The Company implemented a deferred compensation plan for certain members of Interflora management. Under the terms of the plan, participants will be paid a cash bonus upon achieving a specified annual earnings target if such target is achieved in any annual period within the seven years following the acquisition. The maximum payout under such plan is £2.6 million ($5.3 million translated at the September 30, 2007 exchange rate). The Company recorded $0.3 million and $0.2 million of expense during the periods ended September 30, 2007 and 2006, respectively related to this deferred compensation plan. At September 30, 2007 and 2006, the amounts accrued under this deferred compensation plan were $1.5 million and $0.2 million, respectively.
Note 3. Income Taxes
     Taxes on earnings reflect the estimated annual effective rates, excluding the effect of significant unusual items. Tax expense in the quarter ended September 30, 2007 includes 12.3 percentage points of tax benefit related to a statutory income tax rate reduction in the U.K. Excluding this unusual item, the effective tax rate was 38.0% for the first quarter of fiscal year 2008. For the same quarter of fiscal year 2007, the effective rate was 39.5%.

     Unrecognized tax benefits as of the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on July 1, 2007 were approximately $2.4 million. If recognized, $0.7 million of these unrecognized tax benefits would reduce the effective tax rate. As a result of the implementation of FIN 48, the Company recognized a $0.7 million decrease in the liability for unrecognized tax benefits. This decrease in the liability resulted in an increase to beginning retained earnings of $0.7 million. The Company does not expect the total amount of unrecognized tax benefits to change significantly within the next twelve months. Consistent with prior periods, the Company recognizes interest and penalties related to unrecognized benefits as a component of tax expense. Reserves for interest and penalties are not significant. The Company is subject to U.S. Federal income tax examinations for the tax years ended June 30, 2004 through June 30, 2007. The Company is subject to income tax examinations in the U.K. for the twelve-month period ended May 31, 2007 and the one-month period ended June 30, 2007. In addition, the Company is subject to various state and local income tax examinations for the tax years ended June 30, 2003 through June 30, 2007. During the first quarter ended September 30, 2007, the change in unrecognized tax benefits was not significant.
Note 4. Financing Arrangements
     On July 28, 2006, in connection with the Interflora acquisition, FTD, Inc. entered into a new senior secured credit facility consisting of a $150.0 million term loan and a $75.0 million revolving credit facility. Borrowings under the 2006 Credit Agreement bear interest based on a margin over, at FTD Inc.’s option, either the base rate or the London Interbank Offered Rate (“LIBOR”). The applicable margin for borrowings varies based on the Company’s consolidated leverage ratio, as defined in the 2006 Credit Agreement. The interest rate at September 30, 2007 and 2006 on the term loan was 7.36% and 7.41%, respectively. The Credit Agreement also requires the Company to pay commitment fees on the unused portion of the revolving credit facility. For each of the three-month periods ended September 30, 2007 and 2006, the commitment fees totaled $0.1 million. The Agreement also includes covenants that, among other things, require that FTD, Inc. maintain a certain ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments), as well as a certain fixed charge ratio. Such ratios adjust quarterly in accordance with the terms of the Agreement. FTD, Inc. was in compliance with all debt covenants as of September 30, 2007.
     On February 20, 2007, the Board of Directors of the Company approved, and the Company entered into, an amendment to the 2006 Credit Agreement, which, among other things, allows the Company to make certain restricted junior payments, including dividend payments, subject to certain conditions.
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
     At September 30, 2007, the Company had $170.1 million of Notes outstanding, $141.5 million outstanding under the 2006 Credit Agreement, $1.8 million of notes payable related to the acquisition of Interflora and an additional $1.2 million in outstanding letters of credit and, as a result, approximately $72.0 million of the revolving credit facility was available.

Note 5. Net Income Per Common Share
     The computations of basic and diluted net income per common share for the three-month periods ended September 30, 2007 and 2006 are as follows (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2007	2006
Net income	$8,156	$5,443

Weighted average common shares outstanding — basic	29,066	28,232
Effect of dilutive securities — stock options and restricted stock	483	1,237

Weighted average common shares outstanding — diluted	29,549	29,469

Net income per share of Common Stock — basic	$0.28	$0.19

Net income per share of Common Stock — diluted	$0.28	$0.18

     For the three-month period ended September 30, 2007 there were 12,500 options that were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company’s Common Stock during the periods and therefore, were anti-dilutive. For the three-month period ended September 30, 2006, there were 1,027,717 outstanding stock options which were not included in the computation of diluted earnings per share because their effect was anti-dilutive.
Note 6. Stock-Based Compensation
     During the three-month period ended September 30, 2007, the Company issued 300,000 shares of restricted stock to certain members of management. The shares vest equally each year over a five-year service period. During the three-month period ended September 30, 2006, the Company granted 1,367,717 options to various employees and directors of the Company.  Outstanding non-qualified stock options have an expiration date ten years from the date of grant and begin vesting as early as the date of grant, depending upon the individual agreements.  All stock options were granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant.
     During the three-month periods ended September 30, 2007 and 2006, 40,000 and 116,666 options, respectively, were forfeited. During the three-month periods ended September 30, 2007 and 2006, 533,564 and 140,780 options, respectively, were exercised.
     Stock-based compensation expense was $0.7 million and $0.4 million for the three-month periods ended September 30, 2007, and 2006, respectively.
Note 7. Commitments and Contingencies
     The Company is involved in various claims and lawsuits and other matters arising in the normal course of business. In the opinion of management of the Company, although the outcomes of these matters are uncertain, they are not expected to have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
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

     During the first quarter of the fiscal year ending June 30, 2008, the Company eliminated certain allocations of costs between its consumer and florist segments in order to simplify financial reporting and to reflect how the Company now manages its businesses. Certain reclassifications have been made to the basis of presentation to reflect the elimination of these allocations to facilitate comparable reporting. Such changes do not impact the consolidated financial statements.
     For purposes of managing the Company, management reviews segment financial performance to the operating income level for each of its reportable segments. As such, interest income, interest expense and tax expense are recorded on a consolidated corporate basis.
     The consumer segment encompasses sales of floral and specialty gift products, which are sold primarily to consumers in the U.S. and Canada through the Company’s web site, www.ftd.com, in addition to its toll-free telephone number, 1-800-SEND-FTD.
     The florist segment includes all products and services sold to FTD members and other retail locations offering floral products in the U.S. and Canada, encompassing clearinghouse services, publishing products and services, technology sales and leases, fresh flower sales and other specialty wholesale products.
     The international segment is primarily comprised of Interflora, a U.K. based provider of floral related products and services to consumers and retail floral locations in the U.K. and the Republic of Ireland. Interflora’s products and services enable its members to send and deliver floral orders. It is also an Internet and telephone marketer of flowers and specialty gift items to consumers, operating primarily thorough the www.interflora.co.uk Web site as well as toll-free telephone numbers. Interflora was acquired by the Company on July 31, 2006. As such, the quarter ended September 30, 2007 includes the results of operations of Interflora for three months whereas the quarter ended September 30, 2006 included the results of Interflora’s operations for only two months..
     The Company’s total assets by segment are as follows (in thousands):

	September 30,
	2007	2006
Consumer segment	$262,257	$264,245
Florist segment*	309,324	308,605
International segment	176,176	173,746

Total	$747,757	$746,596

*	Includes corporate assets.
     The following table reports the Company’s operating results by reportable segment for the three-month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007			2006
(In thousands)	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
Revenues:
Consumer segment	$47,936	$(2,216)	$45,720	$49,642	$(2,249)	$47,393
Florist segment	42,925	(104)	42,821	43,912	(91)	43,821
International segment	35,120	84	35,204	17,524	33	17,557

Total	125,981	(2,236)	123,745	111,078	(2,307)	108,771

Cost of Products Sold and Services Provided:
Consumer segment	32,023	(104)	31,919	33,538	(91)	33,447
Florist segment	15,182	—	15,182	14,464	—	14,464
International segment	23,616	(27)	23,589	12,012	(16)	11,996
Corporate	479	—	479	516	—	516

	71,300	(131)	71,169	60,530	(107)	60,423

Gross Profit:
Consumer segment	15,913	(2,112)	13,801	16,104	(2,158)	13,946
Florist segment	27,743	(104)	27,639	29,448	(91)	29,357
International segment	11,504	111	11,615	5,512	49	5,561
Corporate	(479)	—	(479)	(516)	—	(516)

Total	54,681	(2,105)	52,576	50,548	(2,200)	48,348

Advertising and Selling:
Consumer segment	4,764	—	4,764	4,886	—	4,886
Florist segment	11,364	(2,216)	9,148	12,724	(2,249)	10,475
International segment	2,722	18	2,740	1,246	(43)	1,203

Total	18,850	(2,198)	16,652	18,856	(2,292)	16,564

General and Administrative
Consumer segment	4,405	—	4,405	4,478	—	4,478
Florist segment	2,099	—	2,099	2,265	—	2,265
International segment	5,837	39	5,876	3,023	136	3,159
Corporate	6,691	—	6,691	6,508	—	6,508

Total	19,032	39	19,071	16,274	136	16,410

Operating Income (Loss) before Corporate Allocations:
Consumer segment	6,744	(2,112)	4,632	6,740	(2,158)	4,582
Florist segment	14,280	2,112	16,392	14,459	2,158	16,617
International segment	2,945	54	2,999	1,243	(44)	1,199
Corporate	(7,170)	—	(7,170)	(7,024)	—	(7,024)

Total	16,799	54	16,853	15,418	(44)	15,374

Corporate Allocations:
Consumer segment	986	—	986	817	—	817
Florist segment	2,569	—	2,569	2,392	—	2,392
International segment	—	—	—	—	—	—
Corporate	(3,555)	—	(3,555)	(3,209)	—	(3,209)

Total	—	—	—	—	—	—

Operating Income (Loss):
Consumer segment	5,758	(2,112)	3,646	5,923	(2,158)	3,765
Florist segment	11,711	2,112	13,823	12,067	2,158	14,225
International segment	2,945	54	2,999	1,243	(44)	1,199
Corporate	(3,615)	—	(3,615)	(3,815)	—	(3,815)

Total	$16,799	$54	$16,853	$15,418	$(44)	$15,374

Depreciation and Amortization:
Consumer segment	$906	$—	$906	$940	$—	$940
Florist segment	666	—	666	834	—	834
International segment	994	—	994	576	—	576
Corporate	655	—	655	966	—	966

Total	$3,221	$—	$3,221	$3,316	$—	$3,316

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
     Unless the context otherwise indicates, as used in this Form 10-Q, the term “Company” refers to FTD Group, Inc. and its consolidated subsidiaries, taken as a whole. This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements may include statements regarding the Company’s outlook, anticipated revenue growth and profitability; anticipated benefits of its acquisition of Interflora Holdings Limited (“Interflora”), anticipated benefits of investments in new products, programs and offerings and opportunities and trends within both the domestic and international floral businesses, including opportunities to expand these businesses and capitalize on growth opportunities or increase penetration of service offerings. The international business includes the operations of Interflora. These forward-looking statements are based on management’s current expectations, assumptions, estimates and projections about the Company and the Company’s industry. Investors are cautioned that actual results could materially differ from those contained in any forward-looking statements as a result of: the Company’s ability to acquire and retain FTD and Interflora members and continued recognition by members of the value of the Company’s products and services; the acceptance by members of new or modified service offerings recently introduced; the Company’s ability to sell additional products and services to FTD and Interflora members; the Company’s ability to expand existing marketing partnerships and secure new marketing partners within the domestic and international consumer businesses; the success of the Company’s marketing campaigns; the ability to retain customers and maintain average order value within the domestic and international consumer businesses; the ability to manage foreign currency exchange rate risk; the Company’s performance during key holiday selling seasons such as Christmas, Valentine’s Day and Mother’s Day; the existence of failures in the Company’s computer systems; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company’s ability to manage or reduce its level of expenses within both the domestic and international businesses; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; the Company’s ability to increase capacity and introduce enhancements to its Web sites; the Company’s ability to integrate additional partners or acquisitions, if any are identified; and other factors described in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K, including under Item 1A — “Risk Factors,” as well as other potential risks and uncertainties, which are discussed in the Company’s other reports and documents filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to update its forward-looking statements.
     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the captions “Forward-Looking Information,” “Risk Factors” and elsewhere in this Form 10-Q.
Overview
     FTD Group, Inc. is a leading provider of floral and specialty gift products to consumers and retail florists, as well as other retail locations offering floral products, in the U.S., Canada, the U.K. and the Republic of Ireland. The business utilizes the highly recognized FTD and Interflora brands, both supported by the Mercury Man logo, which is displayed in approximately 45,000 floral shops worldwide. The Company conducts business through three operating segments, the consumer segment, the florist segment and the international segment.
     Consumer Segment. The consumer segment is an Internet and telephone marketer of flowers and specialty gift items, which sells products directly to consumers primarily through the www.ftd.com Web site, in addition to the 1-800-SEND-FTD toll-free telephone number.
     Florist Segment. The florist segment provides a comprehensive suite of products and services that enable FTD members to send and deliver floral orders. The Company provides these services to its network of independent members located primarily in the U.S. and Canada, which includes traditional retail florists as well as other retailers offering floral products.

     International Segment. The international segment is primarily comprised of Interflora, which serves both the florist and consumer markets. Interflora markets floral products and specialty gifts direct to consumers in the U.K. and the Republic of Ireland through both the www.interflora.co.uk Web site and a toll-free telephone number. Interflora also provides various products and services to its members.
     Corporate Costs. Costs related to corporate headquarters, including accounting, executive, legal, facilities, information technology and credit and collections are charged to Corporate. Costs related to facilities, information technology and credit and collections are allocated to the consumer and florist segments.
     Seasonality. In view of seasonal variations in the revenues and operating results of the Company’s florist, consumer and international segments, the Company believes that comparisons of its revenues and operating results for any period with those of the immediately preceding period, or in some instances, the same period of the preceding fiscal year may be of limited relevance in evaluating the Company’s historical performance and predicting the Company’s future financial performance. The Company’s working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth below.
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
Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2006
Revenues

	Three Months Ended
	September 30,
(In thousands)	2007	2006	% Change
Consumer segment	$45,720	$47,393	(3.5%)
Florist segment	42,821	43,821	(2.3%)
International segment	35,204	17,557	100.5%

Total revenues	$123,745	$108,771	13.8%

     Total revenue grew $14.9 million, or 13.8%, to $123.7 million for the first quarter fiscal year 2008, compared to total revenues of $108.8 million for the same period of fiscal year 2007. The Company acquired Interflora on July 31, 2006, and, as a result, only two months of Interflora’s financial results are included in the first quarter of the prior year. Interflora, which is included in the Company’s international segment, accounted for $17.6 million of the increase in revenue, partially offset by declines in the Company’s consumer and florist segments totaling $2.7 million.
     Revenues in the consumer segment decreased $1.7 million, or 3.5% to $45.7 million in the first quarter of fiscal year 2008, compared to revenues of $47.4 million in the same period of fiscal year 2007. This decline was driven by an 8.4% decrease in order volumes, which totaled 703,000 during the first quarter of fiscal year 2008 compared to 768,000 orders in the same period of fiscal year 2007. This decline was partially offset by an increase in average order value to $63.36 for the first quarter of fiscal year 2008, compared to $60.52 for the same period of fiscal year 2007. The percentage of Internet orders increased to 89.4% from 88.1% in the first quarter of fiscal year 2007.
     Revenues in the florist segment decreased $1.0 million, or 2.3%, to $42.8 million in the first quarter of fiscal year 2008, compared to revenues of $43.8 million in the same period of fiscal year 2007. This decline was driven by reduced container sales and decreases in clearinghouse order volumes and other services, partially offset by an increase in sales of fresh flowers.
     Revenues in the international segment were $35.2 million in the first quarter of fiscal year 2008. First quarter fiscal year 2007 revenues were $17.6 million, which represented only two months of financial results as Interflora was acquired by the Company on July 31, 2006. The remaining increase was driven by favorable exchange (7%) and increased sales volume in both Interflora’s consumer and florist businesses. Consumer orders in the international segment were 407,000 in the first quarter of 2008, compared to orders of 229,000 in the two-month period of the prior year. Average order value increased to $70.12 in the first quarter of fiscal 2008 compared to $62.84 in the two-month period in the prior year driven by favorable exchange, as well as price and product mix. The percentage of Internet orders increased to 71.7% from 69.7% for the two-month period in the prior year.
Gross profit

	Three Months Ended
	September 30,
(In thousands)	2007	2006	% Change
Consumer segment	$13,801	$13,946	(1.0%)
Florist segment	27,639	29,357	(5.9%)
International segment	11,615	5,561	108.9%
Corporate	(479)	(516)	(7.2%)

Total gross profit	$52,576	$48,348	8.7%

     Gross profit increased by $4.3 million, or 8.7% to $52.6 million for the first quarter of fiscal year 2008, compared to gross profit for the first quarter of fiscal year 2007 of $48.3 million. Total gross margin decreased to 42.5% for the first quarter of fiscal year 2008 from 44.4% for the same period in fiscal year 2007.
     Gross profit associated with the consumer segment decreased by $0.1 million, or 1.0%, to $13.8 million for the first quarter of fiscal year 2008, compared to $13.9 million for the first quarter of fiscal year 2007. Gross margin for the consumer segment increased to 30.2% for the first quarter of fiscal year 2008, compared to 29.4% for same period in fiscal year 2007, primarily due to increases in advertising revenue and average order value, partially offset by an increase in costs associated with miles and points programs.
     Gross profit associated with the florist segment decreased by $1.8 million, or 5.9%, to $27.6 million for the first quarter of fiscal year 2008, compared to $29.4 million for the first quarter of fiscal year 2007. Gross margin for the florist segment decreased to 64.5% for the first quarter of fiscal year 2008, compared to 67.0% for the same period in fiscal year 2007, primarily due to the mix of products and services sold in the first quarter of fiscal year 2008 compared to 2007.
     Gross profit associated with the international segment increased by $6.0 million, or 108.9%, to $11.6 million for the first quarter of fiscal year 2008, compared to $5.6 million for the two months ended September 30, 2007. Gross margin for the international segment increased to 33.0% for the first quarter of fiscal year 2008, compared to 31.7%

for the two months ended September 30, 2006, primarily due to increases in average order value and in advertising revenue related to a program that the international segment initiated in the third quarter of fiscal 2007.
     Costs related to corporate activities remained consistent at $0.5 million for the first quarter of fiscal year 2008, compared to $0.5 million for the first quarter of fiscal year 2007. These costs are related to the development and maintenance of internal corporate technology platforms which support the florist and consumer segments.
Advertising and selling costs

	Three Months Ended
	September 30,
(In thousands)	2007	2006	%Change
Consumer segment	$4,764	$4,886	(2.5%)
Florist segment	9,148	10,475	(12.7%)
International segment	2,740	1,203	127.8%

Total advertising and selling costs	$16,652	$16,564	0.5%

     Advertising and selling costs increased $0.1 million, or 0.5%, to $16.7 million for the first quarter of fiscal year 2008, compared to $16.6 million for the first quarter of fiscal year 2007. As a percentage of revenue, advertising and selling costs decreased to 13.5% for the first quarter of fiscal year 2008 compared to 15.2% for the first quarter of fiscal year 2007.
     Advertising and selling costs associated with the consumer segment remained relatively consistent at $4.8 million for the first quarter of fiscal year 2008, compared to $4.9 million for the first quarter of fiscal year 2007. Advertising and selling costs as a percentage of revenue associated with the consumer segment were 10.4% for the first quarter of fiscal year 2008 compared to 10.3% for the first quarter of fiscal year 2007.
     Advertising and selling costs associated with the florist segment decreased $1.4 million, or 12.7%, to $9.1 million for the first quarter of fiscal year 2008 compared to $10.5 million for the first quarter of fiscal year 2007. The decrease in advertising and selling costs was primarily due to certain selling expenses incurred in fiscal year 2007 which were not repeated in fiscal year 2008, timing of trade show conventions and a decrease in rebates, which are earned by FTD members under a customer incentive program.
     Advertising and selling costs associated with the international segment increased $1.5 million, or 127.8%, to $2.7 million for the first quarter of fiscal year 2008, compared to $1.2 million for the two months ended September 30, 2006. The increase is primarily related to the additional month of operations included in the current year quarter versus the prior year. As a percentage of revenue, advertising and selling costs increased to 7.8% for the first quarter of fiscal year 2008 compared to 6.9% for the prior year two-month period. The increase in advertising and selling costs was primarily due to an increase in marketing costs per order.
General and administrative costs

	Three Months Ended
	September 30,
(In thousands)	2007	2006	% Change
Consumer segment	$4,405	$4,478	(1.6%)
Florist segment	2,099	2,265	(7.3%)
International segment	5,876	3,159	86.0%
Corporate	6,691	6,508	2.8%

Total general and administrative costs	$19,071	$16,410	16.2%

     General and administrative costs increased by $2.7 million, or 16.2%, to $19.1 million for the first quarter of fiscal year 2008, compared to $16.4 million for the first quarter of fiscal year 2007.

     General and administrative costs associated with the consumer segment remained relatively consistent at $4.4 million for the first quarter of fiscal year 2008, compared to $4.5 million for the first quarter of fiscal year 2007. General and administrative costs as a percentage of revenue also remained consistent between fiscal years 2008 and 2007 at 9.6% and 9.4%, respectively.
     General and administrative costs associated with the florist segment were $2.1 million for the first quarter of fiscal year 2008, compared to $2.3 million for the first quarter of fiscal year 2007. As a percentage of revenue, general and administrative costs declined to 4.9% compared with 5.2% in the prior year quarter. This decrease is primarily related to a decrease in legal expenses in the first quarter of fiscal year 2008.
     General and administrative costs associated with the international segment increased by $2.7 million, or 86.0%, to $5.9 million for the first quarter of fiscal year 2008, compared to $3.2 million for the two months ended September 30, 2006. The increase is primarily related to the additional month of operations included in the current year quarter versus the prior year. As a percentage of revenue, general and administrative costs declined to 16.7% compared with 18.0% in the prior year first quarter.
     Corporate general and administrative costs were $6.7 million for the first quarter of fiscal year 2008, compared to $6.5 million for the first quarter of fiscal year 2007. The increase in general and administrative costs was primarily due to an increase in salary and personnel-related costs.
Other income and expenses

	Three Months Ended
	September 30,
(In thousands)	2007	2006	%Change
Interest income	$(302)	$(298)	1.3%
Interest expense	6,387	8,226	(22.4%)
Other income, net	(210)	(1,544)	(86.4%)

Total other (income) and expenses	$5,875	$6,384	(8.0%)

     Interest income remained consistent at $0.3 million for the first quarters of fiscal years 2008 and 2007.
     Interest expense decreased by $1.8 million, or 22.4%, to $6.4 million for the first quarter of fiscal year 2008, compared to $8.2 million for the first quarter of fiscal year 2007. The decrease relates to the $1.8 million write-off of unamortized deferred financing costs in the first quarter of 2007 associated with the refinancing of the Company’s existing credit facility in connection with the Interflora acquisition.
     Other income decreased to $0.2 million for the first quarter of fiscal year 2008, compared to $1.5 million for the first quarter of fiscal year 2007. The decrease is primarily related to a foreign currency contract in the amount of £51.0 million that was settled on July 28, 2006 and resulted in a gain of $1.4 million in the first quarter of fiscal 2007. Other income in fiscal year 2008 relates to the remaining forward contract for £0.8 million that is expected to be settled during the first half of fiscal year 2009.
     Taxes on earnings reflect the estimated annual effective rates, excluding the effect of significant unusual items. Tax expense in the quarter ended September 30, 2007 includes 12.3 percentage points of tax benefit related to a statutory income tax rate reduction in the U.K. Excluding this unusual item, the effective tax rate was 38.0% for the first quarter of fiscal year 2008. For the same quarter of fiscal year 2007, the effective rate was 39.5%.
Liquidity and Capital Resources
     As of September 30, 2007, the Company’s debt balance totaled $313.4 million, including notes payable of $1.8 million related to the Interflora acquisition and $170.1 million of 7.75% Senior Subordinated Notes, down from $313.7 million as of June 30, 2007. The Company’s principal sources of liquidity are cash from operations and funds available for borrowing under FTD, Inc.’s senior secured credit facility (the “2006 Credit Agreement”) that provides for aggregate borrowings of up to $225.0 million, consisting of a seven-year $150.0 million term loan and a six-year $75.0 million revolving credit facility. As of September 30, 2007, the balance outstanding under the 2006 Credit Agreement was $141.5 million. The Company also had notes payable related to the acquisition of Interflora of $1.8 million and an additional $1.2 million in outstanding letters of credit. Borrowings under the revolving credit facility are used to finance working capital, capital expenditures, acquisitions and letter of credit needs. The revolving credit facility had availability of approximately $72.0 million at September 30, 2007.
     Cash and cash equivalents decreased by $11.8 million to $13.7 million at September 30, 2007 from $25.5 million at June 30, 2007.
     Net cash used in operating activities was $9.6 million for the three-month period ended September 30, 2007 and $5.5 million for the three-month period ended September 30, 2006. Net income, adjusted for non-cash items, continues to be a primary source of funds to finance operating needs and capital expenditures, repay indebtedness, pay dividends and make other strategic investments.
     Net cash used in investing activities was $1.6 million for the three-month period ended September 30, 2007, which was comprised of capital expenditures, primarily related to continued technology developments and improvements.
     Net cash used in investing activities for the three-month period ended September 30, 2006 was $98.5 million, which primarily consisted of $96.7 million related to the Interflora acquisition and $1.9 million of capital expenditures, which was primarily related to continued technology developments and improvements.
     Net cash used in financing activities was $0.7 million for the three-month period ended September 30, 2007, which primarily consisted of $4.7 million of dividends paid and $0.4 million of repayments under the 2006 Credit Agreement, partially offset by $2.1 million of proceeds from stock option exercises and $2.3 million of excess tax benefits from stock-based compensation.
     Net cash provided by financing activities was $105.6 million for the three-month period ended September 30, 2006, which primarily consisted of $148.6 million of net proceeds from the 2006 Credit Agreement, $6.0 million of net proceeds from the revolving credit facility, which was used to fund working capital needs, partially offset by $50.0 million of repayments under the 2004 Credit Agreement.
     In addition to its debt service obligations, the Company’s remaining liquidity requirements are primarily for working capital needs and capital expenditures. The Company believes, based on current circumstances, that its existing and future cash flows from operations, together with borrowings under the 2006 Credit Agreement, will be sufficient to fund its working capital needs, capital expenditures and to make interest and principal payments as they become due under the terms of the long-term indebtedness for the foreseeable future.
     On August 14, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.1625 per share. The dividend was paid on October 4, 2007 to stockholders of record as of the close of business on September 20, 2007. The continued payment of cash dividends in the future is at the discretion of the Company’s Board of Directors and depends on numerous factors, including without limitation, the Company’s net earnings, financial condition, availability of capital, continued compliance with the requirements of the Company’s 2006 Credit Agreement, as amended, and the indenture governing the 7.75% Senior Subordinated Notes and other business needs.
     On October 25, 2005, the Company’s Board of Directors authorized a share repurchase program totaling $30 million, effective through September 30, 2007. These purchases may be made from time to time in both open markets and private transactions, dependent upon market and other conditions. The Company may repurchase shares pursuant to a 10b5-1 plan, which would generally permit the Company to repurchase shares at times when it might otherwise be prevented from doing so under U.S. federal securities laws. No shares were repurchased under this program during the year ended June 30, 2007 or during the first quarter of fiscal year 2008.
Critical Accounting Policies and Estimates
     The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
     Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
     See the information concerning the Company’s critical accounting policies included under Note 1 and Item 7 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company’s exposure to interest rate risk is primarily the result of borrowings under its bank credit facilities. At September 30, 2007, $141.5 million of debt was outstanding under the 2006 Credit Agreement and is subject to variable interest rates. Borrowings under the 2006 Credit Agreement are secured by first priority security interests in, and mortgages on, substantially all of the Company’s tangible and intangible assets. The Company’s results of operations are affected by changes in market interest rates on these borrowings. Approximately 45.1% (or $141.5 million aggregate principal amount) of the Company’s $313.4 million aggregate principal amount of indebtedness as of September 30, 2007 bore interest at variable rates. A 1% increase in the variable interest rate would result in additional annual interest expense of approximately $1.4 million.
     Through the first quarter of fiscal year 2008, the Company was exposed to foreign currency exchange rate risk with respect to the British pound, the Canadian dollar and the Euro. The resulting foreign currency exchange adjustments are included in the other comprehensive income caption on the consolidated statements of operations and comprehensive income.
     In conjunction with the acquisition of Interflora, the Company entered into forward exchange contracts totaling £61.8 million to hedge the acquisition price. A contract in the amount of £51.0 million was settled on July 28, 2006 and resulted in a gain of $1.4 million, which has been recorded in other income, net within the Condensed Consolidated Statements of Operations and Comprehensive Income. A contract in the amount of £10.0 million was settled on May 1, 2007 and resulted in a gain of $1.4 million which offset the foreign currency loss on the notes in the same amount. The remaining forward contract for £0.8 million is expected to be settled during the first half of fiscal year 2009. The settlement of this contract coincides with the due date of the remaining note payable related to the acquisition of Interflora.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and the Chief Financial Officer of FTD Group, Inc. have concluded that, as of the end of such period, FTD Group, Inc.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by FTD Group, Inc. in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
     During the quarter ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is involved in various claims and lawsuits and other matters arising in the normal course of business. In the opinion of management of the Company, although the outcomes of these matters are uncertain, they are not expected to have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
Item 1A. Risk Factors
     The Company’s business, financial condition, results of operations or cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from anticipated future results. See the discussion in “Forward-Looking Information”, “Risk Factors” and elsewhere in the most recent Annual Report on Form 10-K and in “Forward-Looking Information” and elsewhere in this Quarterly Report on Form 10-Q. Except as noted below, there have been no changes to such risk factors since June 30, 2007. The following risk factor has been updated since June 30, 2007:
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
     In accordance with current industry practice by domestic floral and specialty gift order gatherers and the Company’s interpretation of applicable law, the Company’s subsidiary, FTD.COM, is an internet order gatherer that collects and remits sales taxes in only a limited number of states where it has a physical presence, based on where the orders are delivered. If states successfully challenge this practice and impose sales and use taxes on orders delivered in states where the Company does not have physical presence, it could incur substantial tax liabilities for past sales and lose sales in the future. In this regard, in a sales tax audit of fiscal years 2004-2006, the Department of Revenue of Illinois, where we maintain our headquarters, has advised that at this juncture it believes that FTD.COM should be taxed in Illinois on certain orders taken in Illinois rather than based on where the orders are delivered. No adjustments to the Company’s tax returns have been proposed. Although the outcome of the audit cannot be predicted, the Company believes that it has complied with applicable state laws and regulations and plans to vigorously contest this assertion by the State of Illinois. In addition, future changes in the operation of the Company’s online and telephonic sales channels could result in the imposition of additional sales and use tax obligations. Moreover, a number of states, as well as the U.S. Congress, have been considering various legislative initiatives that could result in the imposition of additional sales and use taxes on sales over the Internet, which if enacted could require the Company to collect additional sales and use taxes. The imposition of sales or use tax liability for past or future sales could decrease the Company’s ability to compete with traditional retailers and have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.
     In 1998, the Internet Tax Freedom Act was enacted, which generally placed a three-year moratorium on state and local taxes on Internet access and on multiple or discriminatory state and local taxes on electronic commerce. This moratorium has been extended several times, most recently until November 1, 2014. The Company cannot predict whether this moratorium will be extended in the future or whether future legislation will alter the nature of the moratorium. If this moratorium is not extended in its current form, state and local governments could impose additional taxes on Internet-based transactions, and these taxes could decrease the Company’s ability to compete with traditional retailers which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. Further, if the moratorium is not extended in its current form, state and local governments could impose additional taxes on Internet access. This could result in the reduced use of the Internet as a medium for commerce, which could have a material adverse affect on the Company’s Internet business operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
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

FTD Group, Inc.

Date: November 9, 2007	By:	/S/ BECKY A. SHEEHAN Becky A. Sheehan
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.