Form 10-Q
period 2007-12-31
FTD Group, Inc.
filed 2008-02-05
CIK 1283157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
YES ☐ NO ☑
     As of January 31, 2008, there were 29,827,968 outstanding shares of the issuer’s Common Stock, par value $0.01 per share.

FTD GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FTD GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2007	June 30, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,548	$25,462
Accounts receivable, less allowance for doubtful accounts of $6,329 at December 31, 2007 and $5,431 at June 30, 2007	41,071	32,416
Inventories, net	5,802	3,694
Other current assets	14,253	9,500

Total Current Assets	88,674	71,072

Property and Equipment:
Property and equipment	37,082	35,791
Less accumulated depreciation	13,257	11,018

Property and Equipment, net	23,825	24,773

Other Assets:
Computer software, net	12,441	12,699
Other noncurrent assets	23,038	21,085
Other intangible assets, less accumulated amortization of$10,757 at December 31, 2007 and $9,154 at June 30, 2007	11,848	13,454
Trademarks	187,598	187,816
Goodwill	417,734	418,001

Total Other Assets	652,659	653,055

Total Assets	$765,158	$748,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$64,473	$52,009
Current income taxes payable	6,308	1,671
Other accrued liabilities	31,550	26,840
Current maturities of long-term debt	1,318	8,475
Dividends payable	4,843	4,707

Total Current Liabilities	108,492	93,702

Senior secured credit facility	128,832	133,418
Senior subordinated notes	170,117	170,117
Post-retirement benefits, accrued pension obligations and other liabilities	3,509	4,535
Deferred income taxes	78,666	85,350

Stockholders’ Equity:
Common stock: $0.01 par value, 75,000 shares authorized; 29,818 shares issued as of December 31, 2007 and 29,482 shares issued as of June 30, 2007	298	295
Additional paid-in capital	236,577	235,589
Retained earnings	29,159	20,952
Accumulated other comprehensive income	9,706	9,933
Treasury stock, at cost, 20 shares as of December 31, 2007 and 519 shares as of June 30, 2007	(198)	(4,991)

Total Stockholders’ Equity	275,542	261,778

Total Liabilities and Stockholders’ Equity	$765,158	$748,900

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenues:
Products	$114,967	$115,828	$203,825	$189,701
Services	40,522	35,712	75,409	70,610

Total revenues	155,489	151,540	279,234	260,311

Costs of Products Sold and Services Provided:
Products	87,216	84,392	153,949	140,546
Services	4,745	4,926	9,181	9,195

Total costs of products sold and services provided	91,961	89,318	163,130	149,741

Gross Profit:
Products	27,751	31,436	49,876	49,155
Services	35,777	30,786	66,228	61,415

Total gross profit	63,528	62,222	116,104	110,570

Operating Expenses:
Advertising and selling	22,936	24,855	39,588	41,419
General and administrative	20,432	20,354	39,503	36,764

Total operating expenses	43,368	45,209	79,091	78,183

Income from operations	20,160	17,013	37,013	32,387

Other Income and Expenses:
Interest income	(319)	(339)	(621)	(637)
Interest expense	6,155	7,009	12,542	15,235
Other (income) expense, net	(138)	249	(348)	(1,295)

Total other income and expenses	5,698	6,919	11,573	13,303

Income before income tax expense	14,462	10,094	25,440	19,084

Income tax expense	5,496	3,987	8,318	7,534

Net income	$8,966	$6,107	$17,122	$11,550

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(3,116)	3,987	(227)	6,387

Comprehensive income	$5,850	$10,094	$16,895	$17,937

Net income per Common Share — basic	$0.30	$0.22	$0.58	$0.41

Net income per Common Share — diluted	$0.30	$0.21	$0.58	$0.39

Weighted Average Common Shares Outstanding:
Basic	29,509	28,335	29,287	28,283

Diluted	29,758	29,762	29,653	29,479

Cash Dividends Declared per Common Share	$0.1625	$—	$0.3250	$—

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$17,122	$11,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,419	7,201
Stock-based compensation expense	1,314	959
Amortization and write off of deferred financing costs	470	2,294
Provision for doubtful accounts	1,862	1,481
Deferred income taxes	(6,575)	753
Excess tax benefit from stock-based compensation	(2,308)	(654)
(Decrease) increase due to changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(10,499)	(9,072)
Inventories	(2,112)	(1,531)
Prepaid expenses and other	(4,102)	(6,052)
Other noncurrent assets	(2,550)	(1,133)
Accounts payable	11,753	12,373
Other accrued liabilities	11,432	794

Net cash provided by operating activities	22,226	18,963

Cash Flows from Investing Activities:
Capital expenditures	(3,622)	(4,849)
Acquisition of business, net of cash acquired	—	(96,717)

Net cash used in investing activities	(3,622)	(101,566)

Cash Flows from Financing Activities:
Repayments of long-term debt	(11,743)	(50,375)
Dividends paid	(9,515)	—
Proceeds from exercise of stock options	2,156	422
Excess tax benefit from stock-based compensation	2,308	654
Proceeds from issuance of long-term debt, net of financing costs	—	148,536
Proceeds from issuance of common stock	6	—

Net cash (used in) provided by financing activities	(16,788)	99,237

Effect of foreign exchange rate changes on cash and cash equivalents	270	3,172

Net increase in cash and cash equivalents	2,086	19,806
Cash and cash equivalents at beginning of period	25,462	10,954

Cash and cash equivalents at end of period	$27,548	$30,760

Supplemental disclosures of cash flow information
Non-cash disclosure:
Issuance of notes payable associated with the purchase of Interflora Holdings Limited	$—	$23,313

Issuance of treasury stock associated with the purchase of Interflora Holdings Limited	$—	$3,206

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

FTD Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of the Business
Basis of Presentation
     These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in FTD Group, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2007. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
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
Recently Issued Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in a business combination. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company’s fiscal year ending June 30, 2010. This statement is applicable to business combinations entered into subsequent to the effective date.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling ownership interests in entities controlled by parties other than the reporting entity, the amount of consolidated net income attributable to the controlling interest and to the noncontrolling interest, changes in a controlling entity’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the controlling entity and the interests of the noncontrolling owners. SFAS No. 160 is effective for the Company’s fiscal year ending June 30, 2010. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 160 will have on the Company’s consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. The election may be applied on an item by item basis, with disclosure regarding reasons for partial election and additional information about items for which the company elects the fair value option. SFAS No. 159 is effective for the Company’s fiscal year ending June 30, 2009. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 159 will have on the Company’s consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for the Company’s fiscal year ending June 30, 2009. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.
Note 2. Acquisition of Interflora Holdings Limited
     On July 31, 2006 the Company completed the acquisition of Interflora for a purchase price of approximately $122.8 million plus transaction related costs totaling $2.3 million. Approximately $98.6 million of the acquisition price was paid in cash at closing and $1.9 million of cash was acquired in connection with the purchase. The consideration included notes payable, of which $23.1 million were paid in May 2007 and the remainder, $1.7 million, is expected to be paid in the first half of fiscal year 2009. The remainder of the purchase price was funded through the issuance of 216,374 shares of common stock (consisting of treasury shares) to certain senior managers of Interflora. The Company financed the acquisition with a new senior secured credit facility (the “2006 Credit Agreement”) consisting of a $150.0 million term loan and a $75.0 million revolving credit facility. The proceeds from the 2006 Credit Agreement were also used to repay the Company’s existing term loan. In addition, the Company entered into foreign currency forward exchange contracts totaling £61.8 million to hedge the acquisition cost. A contract in the amount of £51.0 million was settled on July 28, 2006 and resulted in a gain of $1.4 million, which was recorded in other (income) expense, net within the Condensed Consolidated Statements of Income and Comprehensive Income. A contract in the amount of £10.0 million was settled on May 1, 2007 and resulted in a gain of $1.4 million, which offset the foreign currency loss on the notes in the same amount. The remaining forward contract for £0.8 million is expected to be settled during the first quarter of fiscal year 2009. For the three-month and six-month periods ended December 31, 2007, other (income) expense, net, related to the mark-to-market adjustments on this forward contract and the related note payable was not significant. For the three-month and six-month periods ended December 31, 2006, other (income) expense, net, included $0.2 million and $1.3 million, respectively, of income related to the mark-to-market adjustments on these forward contracts and the related notes payable.

     Financial results for Interflora are included herein beginning August 1, 2006. The pro forma information below presents the results of operations as if the acquisition occurred on July 1, 2006 (in thousands, except per share amounts). Pro forma financial information related to Interflora, Inc. has not been included herein, as the operating results of Interflora, Inc. are not material to the Company’s operating results.

Six Months Ended
December 31,
2006
Pro forma revenues	$270,964

Pro forma income from operations	$33,262

Pro forma net income	$11,720

Pro forma net income per share — basic	$0.41

Pro forma net income per share — diluted	$0.40

     In conjunction with the acquisition, the Company implemented a deferred compensation plan for certain members of Interflora management. Under the terms of the plan, participants will be paid a cash bonus upon achieving a specified annual earnings target if such target is achieved in any annual period within the seven years following the acquisition. The maximum payout under such plan is £2.6 million ($5.2 million translated at the December 31, 2007 exchange rate). The amounts accrued under this deferred compensation plan were $1.7 million and $0.6 million as of December 31, 2007, and 2006, respectively.
Note 3. Income Taxes
     Taxes on earnings reflect the estimated annual effective rates, excluding the effect of significant unusual items. Tax expense in the six-months ended December 31, 2007 includes $1.3 million of tax benefit related to a statutory income tax rate reduction in the U.K. Excluding this unusual item, the effective tax rate was 38.0% for the three-month and six-month periods ended December 31, 2007. For the three-month and six-month periods ended December 31, 2006, the effective rate was 39.5%.
     Unrecognized tax benefits as of the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) on July 1, 2007 were approximately $2.4 million. If recognized, $0.7 million of these unrecognized tax benefits would reduce the effective tax rate. As a result of the implementation of FIN 48, the Company recognized a $0.7 million decrease in the liability for unrecognized tax benefits. This decrease in the liability resulted in an increase to beginning retained earnings of $0.7 million. The Company does not expect the total amount of unrecognized tax benefits to change significantly within the next twelve months. Consistent with prior periods, the Company recognizes interest and penalties related to unrecognized benefits as a component of tax expense. Reserves for interest and penalties are not significant. The Company is subject to U.S. Federal income tax examinations for the tax years ended June 30, 2004 through June 30, 2007. The Company is subject to income tax examinations in the U.K. for the twelve-month period ended May 31, 2007 and the one-month period ended June 30, 2007. In addition, the Company is subject to various state and local income tax examinations for the tax years ended June 30, 2003 through June 30, 2007. During the six months ended December 31, 2007, the change in unrecognized tax benefits was not significant.

Note 4. Financing Arrangements
     On July 28, 2006, in connection with the Interflora acquisition, FTD, Inc. entered into a new senior secured credit facility consisting of a $150.0 million term loan and a $75.0 million revolving credit facility. Borrowings under the 2006 Credit Agreement bear interest based on a margin over, at FTD, Inc.’s option, either the base rate or the London Interbank Offered Rate (“LIBOR”). The applicable margin for borrowings varies based on the Company’s consolidated leverage ratio, as defined in the 2006 Credit Agreement. The interest rate at December 31, 2007 and 2006 on the term loan was 6.60% and 7.35%, respectively. The Credit Agreement also requires the Company to pay commitment fees on the unused portion of the revolving credit facility. For the three-month and six-month periods ended December 31, 2007 and 2006, the commitment fees were not significant. The Agreement also includes covenants that, among other things, require that FTD, Inc. maintain a certain ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments), as well as a certain fixed charge ratio. Such ratios adjust quarterly in accordance with the terms of the Agreement. FTD, Inc. was in compliance with all debt covenants as of December 31, 2007.
     On February 20, 2007, the Board of Directors of the Company approved, and the Company entered into, an amendment to the 2006 Credit Agreement, which, among other things, allows the Company to make certain restricted junior payments, including dividend payments, subject to certain conditions.
     Both the 2006 Credit Agreement and the indenture governing the 7.75% Senior Subordinated Notes (the “Notes”) impose various restrictions on the Company, including restrictions that limit FTD, Inc.’s ability to incur liens or encumbrances, make investments or acquisitions, incur additional debt, enter into sale leaseback transactions, incur certain contingent liabilities, make certain restricted junior payments and other similar distributions, enter into mergers, consolidations and similar combinations, sell assets or engage in similar transfers, amend certain material agreements, make capital expenditures and engage in transactions with affiliates.
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
     At December 31, 2007, the Company had $170.1 million of Notes outstanding, $130.2 million outstanding under the 2006 Credit Agreement, $1.7 million of notes payable related to the acquisition of Interflora and an additional $1.3 million in outstanding letters of credit and, as a result, approximately $72.0 million of the revolving credit facility was available.

Note 5. Net Income Per Common Share
     The computations of basic and diluted net income per common share for the three-month and six-month periods ended December 31, 2007 and 2006 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income	$8,966	$6,107	$17,122	$11,550

Weighted average common shares outstanding — basic	29,509	28,335	29,287	28,283
Effect of dilutive securities — stock options and restricted stock	249	1,427	366	1,196

Weighted average common shares outstanding — diluted	29,758	29,762	29,653	29,479

Net income per share of Common Stock — basic	$0.30	$0.22	$0.58	$0.41

Net income per share of Common Stock - diluted	$0.30	$0.21	$0.58	$0.39

     For the three-month and six-month periods ended December 31, 2007 there were 1,010,028 and 977,927 outstanding stock options, respectively, that were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company’s Common Stock during the periods and, therefore, were anti-dilutive. For the three-month and six-month periods ended December 31, 2006, there were 12,500 and 1,015,217, respectively, outstanding stock options which were not included in the computation of diluted earnings per share because their effect was anti-dilutive.
Note 6. Stock-Based Compensation
      During the three-month period ended December 31, 2007, the Company granted 15,000 options to various directors of the Company in accordance with the Company’s director compensation plan. In addition to such grants, during the six-month period ended December 31, 2007, the Company granted 300,000 shares of restricted stock to certain members of management. During the three-month and six-month periods ended December 31, 2006, the Company granted 12,500 and 1,380,217 options, respectively, to various employees and directors of the Company. The restricted shares vest equally each year over a five-year service period. Outstanding non-qualified stock options have an expiration date ten years from the date of grant and begin vesting as early as the date of grant, depending upon the individual agreements. All stock options were granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant.
     During the three-month and six-month periods ended December 31, 2007, 176,332 and 216,332 options, respectively, were forfeited. During the three-month and six-month periods ended December 31, 2007, 20,000 shares of restricted stock were forfeited. During the six-month period ended December 31, 2006, 116,666 options were forfeited, none of which were forfeited during the three-month period ended December 31, 2006. During the three-month and six-month periods ended December 31, 2007, 21,700 and 555,264 options, respectively were exercised. During the six-month period ended December 31, 2006, 140,780 options were exercised, none of which were exercised during the three-month period ended December 31, 2006.
     Stock-based compensation expense was $0.6 million and $1.3 million, and $0.6 million and $1.0 million for the three-month and six-month periods ended December 31, 2007, and 2006, respectively.
Note 7. Commitments and Contingencies
     The Company is involved in various claims and lawsuits and other matters arising in the normal course of business. In the opinion of management of the Company, although the outcomes of these matters are uncertain, they are not expected to have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Note 8. Segment Information
     Operating segments are components of the business for which separate financial information is available that is regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to each segment and to assess its performance. Revenue earned and expenses charged between segments are recorded at fair value and eliminated in consolidation.
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
     The consumer segment encompasses sales of floral and specialty gift products, which are sold to consumers primarily in the U.S. and Canada through the Company’s web site, www.ftd.com, in addition to its toll-free telephone number, 1-800-SEND-FTD.
     The florist segment includes all products and services sold to FTD members and other retail locations offering floral products primarily in the U.S. and Canada, encompassing clearinghouse services, publishing products and services, online services, technology sales and leases, fresh flower sales and other specialty wholesale products.
     The international segment is primarily comprised of Interflora, a U.K. based provider of floral-related products and services to consumers and retail floral locations in the U.K. and the Republic of Ireland. Interflora’s products and services enable its members to send and deliver floral orders. It is also an Internet and telephone marketer of flowers and specialty gift items to consumers, operating primarily thorough the www.interflora.co.uk Web site as well as a toll-free telephone number. Interflora was acquired by the Company on July 31, 2006. As such, the six months ended December 31, 2007 includes the results of operations of Interflora for six months whereas the six months ended December 31, 2006 includes the results of Interflora’s operations for only five months.
     The Company’s total assets by segment are as follows (in thousands):

	December 31,
	2007	2006
Consumer segment	$263,567	$264,957
Florist segment*	324,062	322,171
International segment	177,529	193,300

Total	$765,158	$780,428

*	Includes corporate assets.
     The following tables report the Company’s operating results by reportable segment for the three-month and six-month periods ended December 31, 2007 and 2006:

	Three Months Ended December 31,
	2007			2006
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
(In thousands)
Revenues:
Consumer segment	$67,441	$(2,807)	$64,634	$72,551	$(3,076)	$69,475
Florist segment	44,727	(126)	44,601	44,701	(123)	44,578
International segment	46,137	117	46,254	37,422	65	37,487

Total	158,305	(2,816)	155,489	154,674	(3,134)	151,540

Cost of Products Sold and Services Provided:
Consumer segment	45,656	(126)	45,530	50,163	(123)	50,040
Florist segment	14,146	—	14,146	13,064	—	13,064
International segment	31,852	(41)	31,811	25,740	(24)	25,716
Corporate	474	—	474	498	—	498

	92,128	(167)	91,961	89,465	(147)	89,318

Gross Profit:
Consumer segment	21,785	(2,681)	19,104	22,388	(2,953)	19,435
Florist segment	30,581	(126)	30,455	31,637	(123)	31,514
International segment	14,285	158	14,443	11,682	89	11,771
Corporate	(474)	—	(474)	(498)	—	(498)

Total	66,177	(2,649)	63,528	65,209	(2,987)	62,222

Advertising and Selling:
Consumer segment	7,470	—	7,470	8,855	—	8,855
Florist segment	14,022	(2,807)	11,215	15,850	(3,076)	12,774
International segment	4,234	17	4,251	3,296	(70)	3,226

Total	25,726	(2,790)	22,936	28,001	(3,146)	24,855

General and Administrative
Consumer segment	4,473	—	4,473	5,747	—	5,747
Florist segment	2,179	—	2,179	2,031	—	2,031
International segment	6,110	(7)	6,103	5,722	121	5,843
Corporate	7,677	—	7,677	6,733	—	6,733

Total	20,439	(7)	20,432	20,233	121	20,354

Operating Income (Loss) before Corporate Allocations:
Consumer segment	9,842	(2,681)	7,161	7,786	(2,953)	4,833
Florist segment	14,380	2,681	17,061	13,756	2,953	16,709
International segment	3,941	148	4,089	2,664	38	2,702
Corporate	(8,151)	—	(8,151)	(7,231)	—	(7,231)

Total	20,012	148	20,160	16,975	38	17,013

Corporate Allocations:
Consumer segment	1,042	—	1,042	1,053	—	1,053
Florist segment	2,991	—	2,991	2,331	—	2,331
International segment	—	—	—	—	—	—
Corporate	(4,033)	—	(4,033)	(3,384)	—	(3,384)

Total	—	—	—	—	—	—

Operating Income (Loss):
Consumer segment	8,800	(2,681)	6,119	6,733	(2,953)	3,780
Florist segment	11,389	2,681	14,070	11,425	2,953	14,378
International segment	3,941	148	4,089	2,664	38	2,702
Corporate	(4,118)	—	(4,118)	(3,847)	—	(3,847)

Total	$20,012	$148	$20,160	$16,975	$38	$17,013

Depreciation and Amortization:
Consumer segment	$862	$—	$862	$993	$—	$993
Florist segment	644	—	644	797	—	797
International segment	1,037	—	1,037	1,129	—	1,129
Corporate	655	—	655	966	—	966

Total	$3,198	$—	$3,198	$3,885	$—	$3,885

	Six Months Ended December 31,
	2007			2006
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
(In thousands)
Revenues:
Consumer segment	$115,377	$(5,023)	$110,354	$122,193	$(5,325)	$116,868
Florist segment	87,652	(230)	87,422	88,613	(214)	88,399
International segment	81,257	201	81,458	54,946	98	55,044

Total	284,286	(5,052)	279,234	265,752	(5,441)	260,311

Cost of Products Sold and Services Provided:
Consumer segment	77,679	(230)	77,449	83,701	(214)	83,487
Florist segment	29,328	—	29,328	27,528	—	27,528
International segment	55,468	(68)	55,400	37,752	(40)	37,712
Corporate	953	—	953	1,014	—	1,014

	163,428	(298)	163,130	149,995	(254)	149,741

Gross Profit:
Consumer segment	37,698	(4,793)	32,905	38,492	(5,111)	33,381
Florist segment	58,324	(230)	58,094	61,085	(214)	60,871
International segment	25,789	269	26,058	17,194	138	17,332
Corporate	(953)	—	(953)	(1,014)	—	(1,014)

Total	120,858	(4,754)	116,104	115,757	(5,187)	110,570

Advertising and Selling:
Consumer segment	12,234	—	12,234	13,741	—	13,741
Florist segment	25,386	(5,023)	20,363	28,574	(5,325)	23,249
International segment	6,956	35	6,991	4,542	(113)	4,429

Total	44,576	(4,988)	39,588	46,857	(5,438)	41,419

General and Administrative
Consumer segment	8,878	—	8,878	10,225	—	10,225
Florist segment	4,278	—	4,278	4,296	—	4,296
International segment	11,947	32	11,979	8,745	257	9,002
Corporate	14,368	—	14,368	13,241	—	13,241

Total	39,471	32	39,503	36,507	257	36,764

Operating Income (Loss) before Corporate Allocations:
Consumer segment	16,586	(4,793)	11,793	14,526	(5,111)	9,415
Florist segment	28,660	4,793	33,453	28,215	5,111	33,326
International segment	6,886	202	7,088	3,907	(6)	3,901
Corporate	(15,321)	—	(15,321)	(14,255)	—	(14,255)

Total	36,811	202	37,013	32,393	(6)	32,387

Corporate Allocations:
Consumer segment	2,028	—	2,028	1,870	—	1,870
Florist segment	5,560	—	5,560	4,723	—	4,723
International segment	—	—	—	—	—	—
Corporate	(7,588)	—	(7,588)	(6,593)	—	(6,593)

Total	—	—	—	—	—	—

Operating Income (Loss):
Consumer segment	14,558	(4,793)	9,765	12,656	(5,111)	7,545
Florist segment	23,100	4,793	27,893	23,492	5,111	28,603
International segment	6,886	202	7,088	3,907	(6)	3,901
Corporate	(7,733)	—	(7,733)	(7,662)	—	(7,662)

Total	$36,811	$202	$37,013	$32,393	$(6)	$32,387

Depreciation and Amortization:
Consumer segment	$1,768	$—	$1,768	$1,933	$—	$1,933
Florist segment	1,310	—	1,310	1,631	—	1,631
International segment	2,031	—	2,031	1,705	—	1,705
Corporate	1,310	—	1,310	1,932	—	1,932

Total	$6,419	$—	$6,419	$7,201	$—	$7,201

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
     Unless the context otherwise indicates, as used in this Form 10-Q, the term “Company” refers to FTD Group, Inc. and its consolidated subsidiaries, taken as a whole. This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include statements regarding the Company’s outlook, anticipated revenue growth and profitability; anticipated benefits of its acquisition of Interflora Holdings Limited (“Interflora”), anticipated benefits of investments in new products, programs and offerings and opportunities and trends within both the domestic and international floral businesses, including opportunities to expand these businesses and capitalize on growth opportunities or increase penetration of service offerings. The international business includes the operations of Interflora. These forward-looking statements are based on management’s current expectations, assumptions, estimates and projections about the Company and the Company’s industry. Investors are cautioned that actual results could materially differ from those contained in any forward-looking statements as a result of: the Company’s ability to acquire and retain FTD and Interflora members and continued recognition by members of the value of the Company’s products and services; the acceptance by members of new or modified service offerings recently introduced; the Company’s ability to sell additional products and services to FTD and Interflora members; the Company’s ability to expand existing marketing partnerships and secure new marketing partners within the domestic and international consumer businesses; the success of the Company’s marketing campaigns; the ability to retain customers and maintain average order value within the domestic and international consumer businesses; the ability to manage foreign currency exchange rate risk; the Company’s performance during key holiday selling seasons such as Christmas, Valentine’s Day and Mother’s Day; the existence of failures in the Company’s computer systems; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company’s ability to manage or reduce its level of expenses within both the domestic and international businesses; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; the Company’s ability to increase capacity and introduce enhancements to its Web sites; the Company’s ability to integrate additional partners or acquisitions, if any are identified; and other factors described in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K, including under Item 1A — “Risk Factors,” as well as other potential risks and uncertainties, which are discussed in the Company’s other reports and documents filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to update its forward-looking statements.
     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the captions “Forward-Looking Information,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
Overview
     FTD Group, Inc. is a leading provider of floral and specialty gift products to consumers and retail florists, as well as other retail locations offering floral products, primarily in the U.S., Canada, the U.K. and the Republic of Ireland. The business utilizes the highly recognized FTD and Interflora brands, both supported by the Mercury Man logo, which is displayed in approximately 45,000 floral shops worldwide. The Company conducts business through three operating segments, the consumer segment, the florist segment and the international segment.
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
     Corporate Costs. Costs related to corporate headquarters, including accounting, executive, legal, facilities, corporate information technology and credit and collections are charged to Corporate. Costs related to facilities, corporate information technology and credit and collections are then allocated to the consumer and florist segments.
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
Three Months Ended December 31, 2007 compared to the Three Months Ended December 31, 2006
Revenues

	Three Months Ended
	December 31,
(In thousands)	2007	2006	% Change
Consumer segment	$64,634	$69,475	(7.0%)
Florist segment	44,601	44,578	0.1%
International segment	46,254	37,487	23.4%

Total revenues	$155,489	$151,540	2.6%

     Total revenue grew $4.0 million, or 2.6%, to $155.5 million for the second quarter of fiscal year 2008, compared to total revenues of $151.5 million for the same period of fiscal year 2007. Interflora, which is included in the Company’s international segment, accounted for $8.8 million of the increase in revenue, approximately $3 million of which related to the impact of foreign currency rate changes. This increase was partially offset by a decline in the Company’s consumer segment revenues totaling $4.9 million.
     Revenues in the consumer segment decreased $4.9 million, or 7.0% to $64.6 million in the second quarter of fiscal year 2008, compared to revenues of $69.5 million in the same period of fiscal year 2007. This decline was driven by a 12.2% decrease in order volumes, which totaled 998,000 during the second quarter of fiscal year 2008 compared to 1,136,000 orders in the same period of fiscal year 2007. This decline was partially offset by an increase in average order value to $63.23 for the second quarter of fiscal year 2008, compared to $60.01 for the same period of fiscal year 2007. The percentage of Internet orders increased to 89.1% in the second quarter of fiscal year 2008 from 88.5% in the second quarter of fiscal year 2007.
     Revenues in the florist segment remained consistent at $44.6 million in comparison to the same period of the prior fiscal year. Revenues from fresh flower sales and online services increased, while clearinghouse order volumes and other services decreased.
     Revenues in the international segment increased $8.8 million, or 23.4%, to $46.3 million in the second quarter of fiscal year 2008, compared to revenues of $37.5 million in the same period of fiscal year 2007. The increase was driven by increased order volume in Interflora’s consumer business and an increase in average order value which was primarily related to favorable foreign currency movements between the U.S. dollar and the British pound. Consumer orders in the international segment were 542,000 in the second quarter of 2008, compared to orders of

473,000 in the prior year. Average order value increased to $69.66 in the second quarter of fiscal 2008 compared to $64.07 of the prior year, driven by the favorable exchange rate trend, as well as price and product mix. The percentage of Internet orders increased to 71.8% from 69.3% in the prior year.
Gross profit

	Three Months Ended
	December 31,
(In thousands)	2007	2006	% Change
Consumer segment	$19,104	$19,435	(1.7%)
Florist segment	30,455	31,514	(3.4%)
International segment	14,443	11,771	22.7%
Corporate	(474)	(498)	(4.8%)

Total gross profit	$63,528	$62,222	2.1%

     Gross profit increased by $1.3 million, or 2.1% to $63.5 million for the second quarter of fiscal year 2008, compared to gross profit for the second quarter of fiscal year 2007 of $62.2 million. Total gross margin decreased slightly to 40.9% for the second quarter of fiscal year 2008 from 41.1% for the same period in fiscal year 2007.
     Gross profit associated with the consumer segment decreased by $0.3 million, or 1.7%, to $19.1 million for the second quarter of fiscal year 2008, compared to $19.4 million for the second quarter of fiscal year 2007. Gross margin for the consumer segment increased to 29.6% for the second quarter of fiscal year 2008, compared to 28.0% for same period in fiscal year 2007, primarily due to increases in average order value and advertising revenue.
     Gross profit associated with the florist segment decreased by $1.0 million, or 3.4%, to $30.5 million for the second quarter of fiscal year 2008, compared to $31.5 million for the second quarter of fiscal year 2007. Gross margin for the florist segment decreased to 68.3% for the second quarter of fiscal year 2008, compared to 70.7% for the same period in fiscal year 2007, primarily due to a shift in the mix of products and services sold.
     Gross profit associated with the international segment increased by $2.6 million, or 22.7%, to $14.4 million for the second quarter of fiscal year 2008, compared to $11.8 million for the prior year quarter ended December 31, 2006. Gross margin for the international segment decreased to 31.2% for the second quarter of fiscal year 2008, compared to 31.4% for the same period in fiscal year 2007, primarily due to the mix of products and services sold.
Advertising and selling costs

	Three Months Ended
	December 31,
(In thousands)	2007	2006	% Change
Consumer segment	$7,470	$8,855	(15.6%)
Florist segment	11,215	12,774	(12.2%)
International segment	4,251	3,226	31.8%

Total advertising and selling costs	$22,936	$24,855	(7.7%)

     Advertising and selling costs decreased $2.0 million, or 7.7%, to $22.9 million for the second quarter of fiscal year 2008, compared to $24.9 million for the second quarter of fiscal year 2007. As a percentage of revenue, advertising and selling costs decreased to 14.8% for the second quarter of fiscal year 2008 compared to 16.4% for the second quarter of fiscal year 2007.
     Advertising and selling costs associated with the consumer segment decreased $1.4 million, or 15.6%, to $7.5 million for the second quarter of fiscal year 2008, compared to $8.9 million for the second quarter of fiscal year 2007. The decrease in advertising and selling costs was primarily due to a decrease in spending on direct marketing and a decrease in online marketing costs. Advertising and selling costs as a percentage of revenue associated with the consumer segment decreased to 11.6% for the second quarter of fiscal year 2008 compared to 12.7% for the second quarter of fiscal year 2007.
     Advertising and selling costs associated with the florist segment decreased $1.6 million, or 12.2%, to $11.2 million for the second quarter of fiscal year 2008, compared to $12.8 million for the second quarter of fiscal year 2007. The decrease in advertising and selling costs was primarily due to a decrease in rebates, which are earned by FTD members under a customer incentive program and a decrease in certain selling expenses incurred in fiscal year 2007 which were not repeated in fiscal year 2008.
     Advertising and selling costs associated with the international segment increased $1.1 million, or 31.8%, to $4.3 million for the second quarter of fiscal year 2008, compared to $3.2 million for the same period of the prior fiscal year. The increase is primarily related to the impact of foreign exchange and an increase in marketing costs per order. As a percentage of revenue, advertising and selling costs increased to 9.2% for the second quarter of fiscal year 2008 compared to 8.6% for the prior year period.
General and administrative costs

	Three Months Ended
	December 31,
(In thousands)	2007	2006	% Change
Consumer segment	$4,473	$5,747	(22.2%)
Florist segment	2,179	2,031	7.3%
International segment	6,103	5,843	4.4%
Corporate	7,677	6,733	14.0%

Total general and administrative costs	$20,432	$20,354	0.4%

     General and administrative costs remained consistent at $20.4 million for the second quarter of fiscal year 2008 when compared to the same period of the prior fiscal year.
     General and administrative costs associated with the consumer segment decreased $1.2 million, or 22.2%, to $4.5 million for the second quarter of fiscal year 2008, compared to $5.7 million for the second quarter of fiscal year 2007. This decrease was primarily due to reduced customer service costs. General and administrative costs as a percentage of revenue also decreased to 6.9% for the second quarter of fiscal year 2008 compared to 8.3% for the prior year period.
     General and administrative costs associated with the florist segment were $2.2 million for the second quarter of fiscal year 2008, compared to $2.0 million for the second quarter of fiscal year 2007. This increase is primarily related to an increase in personnel-related costs in the second quarter of fiscal year 2008. As a percentage of revenue, general and administrative costs increased to 4.9% compared with 4.6% in the prior year quarter.
     General and administrative costs associated with the international segment increased by $0.3 million, or 4.4%, to $6.1 million for the second quarter of fiscal year 2008, compared to $5.8 million for the prior year quarter ended December 31, 2006. The increase is primarily related to the impact of foreign exchange. As a percentage of revenue, general and administrative costs declined to 13.2% compared with 15.6% in the prior year second quarter.
     Corporate general and administrative costs were $7.7 million for the second quarter of fiscal year 2008, compared to $6.7 million for the second quarter of fiscal year 2007. The increase in general and administrative costs was primarily due to an increase in bad debt expense, legal costs and other expenses.

Other

	Three Months Ended
	December 31,
(In thousands)	2007	2006	% Change
Interest income	$(319)	$(339)	(5.9%)
Interest expense	6,155	7,009	(12.2%)
Other (income) expense, net	(138)	249	(155.4%)

Total other (income) and expenses	$5,698	$6,919	(17.6%)

     Interest income remained consistent at $0.3 million for the second quarter of fiscal years 2008 and 2007.
     Interest expense decreased by $0.8 million, or 12.2%, to $6.2 million for the second quarter of fiscal year 2008, compared to $7.0 million for the second quarter of fiscal year 2007. The decrease is related to a decrease in outstanding indebtedness and a decrease in interest rates.
     Other income increased to $0.1 million for the second quarter of fiscal year 2008, compared to $0.2 million of expense for the second quarter of fiscal year 2007.
     The effective tax rate was 38.0% for the three-months ended December 31, 2007. For the same period of fiscal year 2007, the effective tax rate was 39.5%.
Six Months Ended December 31, 2007 compared to the Six Months Ended December 31, 2006
     The Company acquired Interflora on July 31, 2006, and, as a result, five months of Interflora’s financial results are included in the six-month period ended December 31, 2006.
Revenues

	Six Months Ended
	December 31,
(In thousands)	2007	2006	% Change
Consumer segment	$110,354	$116,868	(5.6%)
Florist segment	87,422	88,399	(1.1%)
International segment	81,458	55,044	48.0%

Total revenues	$279,234	$260,311	7.3%

     For the six-month period ended December 31, 2007 consolidated revenue increased $18.9 million, or 7.3%, to $279.2 million, compared to revenue of $260.3 million for the same period of the prior fiscal year. The international segment accounted for $26.5 million of this increase in revenue, approximately $5 million of which related to the impact of foreign currency rate changes. This increase was partially offset by declines in the Company’s consumer and florist segments totaling $7.5 million.
     Revenues in the consumer segment decreased $6.5 million, or 5.6%, to $110.4 million in the six-month period ended December 31, 2007, compared to revenue of $116.9 million in the same period of fiscal year 2007. This decrease was driven by a 10.7% decrease in order volume, which totaled 1,701,000 during the six-month period ended December 31, 2007, compared to 1,904,000 orders in the same period of the prior fiscal year. This decline was partially offset by an increase in average order value to $63.28 for the six-month period ended December 31, 2007, compared to $60.22 for the same period of the prior fiscal year. The percentage of Internet orders for the six-month period ended December 31, 2007 increased slightly to 89.3% from 88.3% for the six-month period ended December 31, 2006.
     Revenues in the florist segment decreased $1.0 million, or 1.1%, to $87.4 million in the six-month period ended December 31, 2007, compared to $88.4 million in the same period of the prior fiscal year. This decline was primarily driven by a decrease in clearinghouse order volumes and other services and reduced container sales, partially offset by an increase in fresh flower sales and online services.

     Revenues in the international segment were $81.5 million in the six-month period ended December 31, 2007. Second quarter fiscal year 2007 revenues were $55.0 million, which represented only five months of financial results as Interflora was acquired by the Company on July 31, 2006. Revenues for the six-month period ended December 31, 2007 included approximately $5 million related to favorable foreign currency movements between the U.S. dollar and the British pound. Consumer orders in the international segment increased during the six-month period ended December 31, 2007 to 950,000, compared to 701,000 orders in the five-month period of the prior fiscal year. Average order value increased to $69.84 for the six-month period ended December 31, 2007, compared to $64.33 in the five-month period of the prior fiscal year. Internet orders comprised 71.8% of the total order volume for the period, compared to 69.4% in the five-month period of the prior fiscal year.
Gross profit

	Six Months Ended
	December 31,
(In thousands)	2007	2006	% Change
Consumer segment	$32,905	$33,381	(1.4%)
Florist segment	58,094	60,871	(4.6%)
International segment	26,058	17,332	50.3%
Corporate	(953)	(1,014)	(6.0%)

Total gross profit	$116,104	$110,570	5.0%

     Gross profit increased by $5.5 million, or 5.0%, to $116.1 million for the six-month period ended December 31, 2007, compared to gross profit for the same period of the prior fiscal year of $110.6 million. Total gross margin decreased to 41.6% for the six-month period ended December 31, 2007 from 42.5% for the same period of the prior fiscal year.
     Gross profit associated with the consumer segment decreased by $0.5 million, or 1.4%, to $32.9 million for the six-month period ended December 31, 2007, compared to $33.4 million for the same period of the prior fiscal year. Gross margin for the consumer segment increased to 29.8% for the six-month period ended December 31, 2007, compared to 28.6% for the same period of the prior fiscal year, primarily due to an increase in average order value and advertising revenue.
     Gross profit associated with the florist segment decreased by $2.8 million, or 4.6%, to $58.1 million for the six-month period ended December 31, 2007, compared to $60.9 million for the same period of the prior fiscal year. Gross margin for the florist segment decreased to 66.5% for the six-month period ended December 31, 2007, compared to 68.9% for the same period in the prior fiscal year, primarily due to the mix of products and services sold in the six-month period ended December 31, 2007 compared to the same period in fiscal 2007.
     Gross profit associated with the international segment increased by $8.8 million, or 50.3%, to $26.1 million for the six-month period ended December 31, 2007, compared to $17.3 million for the five months ended December 31, 2006. For the six-month period ended December 31, 2007, gross margin associated with the international segment increased to 32.0%, compared to 31.5% for the five-month period in the prior fiscal year. The increase was primarily driven by increases in average order value and advertising revenue.
Advertising and selling costs

	Six Months Ended
	December 31,
(In thousands)	2007	2006	% Change
Consumer segment	$12,234	$13,741	(11.0%)
Florist segment	20,363	23,249	(12.4%)
International segment	6,991	4,429	57.8%

Total advertising and selling costs	$39,588	$41,419	(4.4%)

     Advertising and selling costs decreased by $1.8 million, or 4.4%, to $39.6 million for the six-month period ended December 31, 2007, compared to $41.4 million for the same period of the prior fiscal year. As a percentage of revenue, advertising and selling costs decreased to 14.2% for the six-month period ended December 31, 2007 compared to 15.9% for the same period of the prior fiscal year.
     Advertising and selling costs associated with the consumer segment decreased by $1.5 million, or 11.0%, to $12.2 million for the six-month period ended December 31, 2007, compared to $13.7 million for the same period of the prior fiscal year. Advertising and selling costs as a percentage of revenue associated with the consumer segment decreased to 11.1% for the six-month period ended December 31, 2007, compared to 11.8% for the six-month period ended December 31, 2006. The decrease in advertising and selling costs was primarily due to a decrease in spending on direct marketing and a decrease in online marketing costs.
     Advertising and selling costs associated with the florist segment decreased $2.8 million, or 12.4%, to $20.4 million for the six-month period ended December 31, 2007, compared to $23.2 million for the same period of the prior fiscal year. The decrease in advertising and selling costs was primarily due to a decrease in rebates, which are earned by FTD members under a customer incentive program, and certain selling expenses incurred in fiscal year 2007 which were not repeated in fiscal year 2008.
     Advertising and selling costs associated with the international segment increased by $2.6 million, or 57.8%, to $7.0 million for the six-month period ended December 31, 2007, compared to $4.4 million for the five-month period of the prior fiscal year. The increase is primarily related to the additional month of operations included in the current year period versus the prior year, the impact of foreign currency rate changes and an increase in marketing costs per order. As a percentage of revenue, advertising and selling costs for the international segment increased to 8.6% for the six-month period ended December 31, 2007, compared to 8.0% for the five-month period ended December 31, 2006.
General and administrative costs

	Six Months Ended
	December 31,
(In thousands)	2007	2006	% Change
Consumer segment	$8,878	$10,225	(13.2%)
Florist segment	4,278	4,296	(0.4%)
International segment	11,979	9,002	33.1%
Corporate	14,368	13,241	8.5%

Total general and administrative costs	$39,503	$36,764	7.5%

     General and administrative costs increased by $2.7 million, or 7.5%, to $39.5 million for the six-month period ended December 31, 2007, compared to $36.8 million for the same period of the prior fiscal year.
     General and administrative costs associated with the consumer segment decreased by $1.3 million, or 13.2%, to $8.9 million for the six-month period ended December 31, 2007, compared to $10.2 million for the same period of the prior fiscal year. This decrease was primarily due to reduced customer service costs. General and administrative costs as a percentage of revenue also decreased to 8.0% for the second quarter of fiscal year 2008 compared to 8.7% for the prior year period.
     General and administrative costs associated with the florist segment remained consistent at $4.3 million for the six-month periods ended December 31, 2007 and 2006. As a percent of revenue, general and administrative costs also remained consistent between fiscal years 2008 and 2007 at 4.9%.
     General and administrative costs associated with the international segment increased by $3.0 million, or 33.1%, to $12.0 million for the six-month period ended December 31, 2007, compared to $9.0 million for the five-month period of the prior fiscal year. The increase is primarily related to the additional month of operations included in the current year period versus the prior year and the impact of foreign exchange movement. As a percentage of revenue, general and administrative costs declined to 14.7% compared with 16.4% for the five-month period of the prior fiscal year.
     Corporate general and administrative costs increased by $1.2 million, or 8.5%, to $14.4 million for the six-month period ended December 31, 2007, compared to $13.2 million for the same period of the prior fiscal year. The increase in general and administrative costs was primarily due to increases in bad debt expense, legal, personnel-related costs and other expenses.
Other

	Six Months Ended
	December 31,
(In thousands)	2007	2006	% Change
Interest income	$(621)	$(637)	(2.5%)
Interest expense	12,542	15,235	(17.7%)
Other (income) expense, net	(348)	(1,295)	(73.1%)

Total other (income) and expenses	$11,573	$13,303	(13.0%)

     Interest income remained consistent at $0.6 million for the six-month periods ended December 31, 2007 and 2006.
     Interest expense decreased by $2.7 million, or 17.7%, to $12.5 million for the six-month period ended December 31, 2007, compared to $15.2 million for the same period of the prior fiscal year. The decrease from the prior year is related to a decrease in outstanding indebtedness and a decrease in interest rates, as well as a $1.8 million write-off of unamortized deferred financing costs associated with refinancing the Company’s credit facility in the first quarter of 2007.
     Other income decreased to $0.3 million for the six-month period ended December 31, 2007, compared to $1.3 million for the same period of the prior fiscal year. The decrease is primarily related to a foreign currency contract in the amount of £51.0 million that was settled on July 28, 2006 and resulted in a gain of $1.4 million in the first quarter of fiscal year 2007.
     Taxes on earnings reflect the estimated annual effective rates, excluding the effect of significant unusual items. Tax expense for the six-months ended December 31, 2007 includes $1.3 million of tax benefit related to a statutory income tax rate reduction in the U.K. Excluding this unusual item, the effective tax rate was 38.0% for the six-months ended December 31, 2007. For the same period of fiscal year 2007, the effective rate was 39.5%.
Liquidity and Capital Resources
     As of December 31, 2007, the Company’s debt balance totaled $302.0 million, down from $313.7 million as of June 30, 2007. The Company’s principal sources of liquidity are cash from operations and funds available for borrowing under FTD, Inc.’s senior secured credit facility (the “2006 Credit Agreement”), which consists of a seven-year $150.0 million term loan and a six-year $75.0 million revolving credit facility. As of December 31, 2007, the balance outstanding under the 2006 Credit Agreement was $130.2 million. The Company also had $170.1 million of 7.75% Senior Subordinated Notes outstanding, notes payable related to the acquisition of Interflora of $1.7 million and an additional $1.3 million in outstanding letters of credit. The revolving credit facility had availability of approximately $72.0 million at December 31, 2007. Borrowings under the revolving credit facility are used to finance working capital, capital expenditures, acquisitions and letter of credit needs.
     Cash and cash equivalents increased by $2.0 million to $27.5 million at December 31, 2007 from $25.5 million at June 30, 2007.
     Net cash provided by operating activities was $22.2 million for the six-month period ended December 31, 2007 and $19.0 million for the six-month period ended December 31, 2006. Net income, adjusted for non-cash items, continues to be a primary source of funds to finance operating needs and capital expenditures, repay indebtedness, pay dividends and make other strategic investments.
     Net cash used in investing activities was $3.6 million for the six-month period ended December 31, 2007, which was comprised of capital expenditures, primarily related to continued technology developments and improvements.
     Net cash used in investing activities was $101.6 million for the six-month period ended December 31, 2006, which included $96.7 million of cash used for the Interflora acquisition and $4.8 million of capital expenditures, primarily related to continued technology developments and improvements.

     Net cash used in financing activities was $16.8 million for the six-month period ended December 31, 2007, which primarily consisted of $9.5 million of dividends paid and $11.8 million of repayments under the 2006 Credit Agreement, partially offset by $2.2 million of proceeds from stock option exercises and $2.3 million of excess tax benefits from stock-based compensation.
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
     On November 14, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.1625 per share. The dividend was paid on January 7, 2008 to stockholders of record as of the close of business on December 24, 2007. The continued payment of cash dividends in the future is at the discretion of the Company’s Board of Directors and depends on numerous factors, including without limitation, the Company’s net earnings, financial condition, availability of capital, continued compliance with the requirements of the Company’s 2006 Credit Agreement, as amended, and the indenture governing the 7.75% Senior Subordinated Notes and other business needs.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company’s exposure to interest rate risk is primarily the result of borrowings under its bank credit facilities. At December 31, 2007, $130.2 million of debt was outstanding under the 2006 Credit Agreement and is subject to variable interest rates. Borrowings under the 2006 Credit Agreement are secured by first priority security interests in, and mortgages on, substantially all of the Company’s tangible and intangible assets. The Company’s results of operations are affected by changes in market interest rates on these borrowings. Approximately 43.1% (or $130.2 million aggregate principal amount) of the Company’s $302.0 million aggregate principal amount of indebtedness as of December 31, 2007 bore interest at variable rates. A 1% increase in the variable interest rate would result in additional annual interest expense of approximately $1.3 million.
     The financial position and results of operations of the Company’s foreign subsidiaries are measured using the subsidiaries’ local currencies as their functional currencies. Balance sheet accounts of the Company’s foreign operations are translated from foreign currency into U.S. dollars at the rate of exchange on the last day of the period presented. Income and expenses of the Company’s foreign operations are translated at the weighted average rates of exchange for the period presented. Translation gains or losses are included in other comprehensive income. Gains and losses resulting from foreign currency transactions are included in net income in other (income) expense, net. Through the six-month period ended December 31, 2007, the Company was exposed to foreign currency exchange rate risk with respect to the British pound, the Canadian dollar and the Euro. Substantially all of the revenue of the Company’s U.K. subsidiary, Interflora, is received and substantially all expenses are incurred in British pounds, which increases or decreases the related U.S. dollar reported revenues and expenses depending on the trend in currency. Because revenues are recognized and expenses are incurred in British pounds, gross margin percentages generally are not affected by currency fluctuations.
     In conjunction with the acquisition of Interflora, the Company entered into forward exchange contracts totaling £61.8 million to hedge the acquisition price. A contract in the amount of £51.0 million was settled on July 28, 2006 and resulted in a gain of $1.4 million, which has been recorded in other (income) expense, net within the Condensed Consolidated Statements of Income and Comprehensive Income. A contract in the amount of £10.0 million was settled on May 1, 2007 and resulted in a gain of $1.4 million which offset the foreign currency loss on the notes in the same amount. The remaining forward contract for £0.8 million is expected to be settled during the first quarter of fiscal year 2009.
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
Changes in Internal Control over Financial Reporting
     During the quarter ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
     The Company’s business, financial condition, results of operations or cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from anticipated future results. See the discussion in “Forward-Looking Information”, “Risk Factors” and elsewhere in the most recent Annual Report on Form 10-K and in “Forward-Looking Information” and elsewhere in this Quarterly Report on Form 10-Q. Except as noted below, there have been no changes to such risk factors since June 30, 2007. The following risk factor has been updated since September 30, 2007:
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

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of the Stockholders was held on November 14, 2007.

(b)	At the Annual Meeting of Stockholders, the stockholders voted to elect ten directors to the Board of Directors of the Company to serve for a term of one year. The votes for the director nominees were as follows:

Director Nominee	For	Withhold
Peter J. Nolan	20,872,485	7,633,662
Robert S. Apatoff	19,687,021	8,819,126
Adam M. Aron	26,052,947	2,453,200
John R. Baumer	20,842,485	7,663,662
William J. Chardavoyne	26,924,496	1,581,651
Timothy J. Flynn	19,671,693	8,834,454
Ted C. Nark	26,924,496	1,581,651
Michael J. Soenen	21,040,327	7,465,820
Thomas M. White	26,077,922	2,428,225
Carrie A. Wolfe	20,842,813	7,663,334
(c)	The results of stockholder voting on Proposal 2 were as follows:

Proposal 2 – The ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2007.

For	Against	Abstain
28,467,131	18,866	11,150
Item 6. Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTD Group, Inc.
Date: February 5, 2008	By:	/s/ BECKY A. SHEEHAN
Becky A. Sheehan
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.