Form 10-Q
period 2008-03-31
FTD Group, Inc.
filed 2008-05-07
CIK 1283157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
YES ☐ NO ☑
     As of April 30, 2008, there were 29,832,301 outstanding shares of the issuer’s Common Stock, par value $0.01 per share.

FTD GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FTD GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2008	June 30, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$33,997	$25,462
Accounts receivable, less allowance for doubtful accounts of $6,736 at March 31, 2008 and $5,431 at June 30, 2007	38,958	32,416
Inventories, net	4,356	3,694
Other current assets	11,844	9,500

Total Current Assets	89,155	71,072

Property and Equipment:
Property and equipment	36,931	35,791
Less accumulated depreciation	14,425	11,018

Property and Equipment, net	22,506	24,773

Other Assets:
Computer software, net	12,674	12,699
Other noncurrent assets	23,228	21,085
Other intangible assets, less accumulated amortization of $11,548 at March 31, 2008 and $9,154 at June 30, 2007	11,052	13,454
Trademarks	187,525	187,816
Goodwill	417,645	418,001

Total Other Assets	652,124	653,055

Total Assets	$763,785	$748,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$70,547	$52,009
Other accrued liabilities	29,856	28,511
Current maturities of long-term debt	1,242	8,475
Dividends payable	4,801	4,707

Total Current Liabilities	106,446	93,702

Senior secured credit facility	121,079	133,418
Senior subordinated notes	170,117	170,117
Post-retirement benefits, accrued pension obligations and other liabilities	5,319	4,535
Deferred income taxes	80,072	85,350

Stockholders’ Equity:
Common stock: $0.01 par value, 75,000 shares authorized; 29,832 shares issued as of March 31, 2008 and 29,482 shares issued as of June 30, 2007	298	295
Additional paid-in capital	237,142	235,589
Retained earnings	33,657	20,952
Accumulated other comprehensive income	9,655	9,933
Treasury stock, at cost, 519 shares as of June 30, 2007	—	(4,991)

Total Stockholders’ Equity	280,752	261,778

Total Liabilities and Stockholders’ Equity	$763,785	$748,900

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues:
Products	$149,726	$143,483	$353,551	$333,184
Services	42,261	39,416	117,670	110,026

Total revenues	191,987	182,899	471,221	443,210

Costs of Products Sold and Services Provided:
Products	114,193	108,168	268,142	248,714
Services	4,848	3,435	14,029	12,630

Total costs of products sold and services provided	119,041	111,603	282,171	261,344

Gross Profit:
Products	35,533	35,315	85,409	84,470
Services	37,413	35,981	103,641	97,396

Total gross profit	72,946	71,296	189,050	181,866

Operating Expenses:
Advertising and selling	29,575	27,348	69,163	68,767
General and administrative	23,912	21,498	63,415	58,262

Total operating expenses	53,487	48,846	132,578	127,029

Income from operations	19,459	22,450	56,472	54,837

Other Income and Expenses:
Interest income	(399)	(489)	(1,020)	(1,126)
Interest expense	5,456	6,444	17,998	21,679
Other (income) expense, net	23	570	(325)	(725)

Total other income and expenses	5,080	6,525	16,653	19,828

Income before income tax expense	14,379	15,925	39,819	35,009
Income tax expense	5,086	6,310	13,404	13,844

Net income	$9,293	$9,615	$26,415	$21,165

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(51)	88	(278)	6,475

Comprehensive income	$9,242	$9,703	$26,137	$27,640

Net income per Common Share — basic	$0.31	$0.34	$0.90	$0.75

Net income per Common Share — diluted	$0.31	$0.32	$0.89	$0.72

Weighted Average Common Shares Outstanding:
Basic	29,520	28,462	29,365	28,343

Diluted	29,755	29,827	29,698	29,510

Cash Dividends Declared per Common Share	$0.1625	$0.1625	$0.4875	$0.1625

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

FTD GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$26,415	$21,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,463	10,890
Stock-based compensation expense	1,947	1,451
Amortization and write-off of deferred financing costs	742	2,512
Provision for doubtful accounts	2,504	2,088
Deferred income taxes	(5,817)	2,706
Excess tax benefit from stock-based compensation	(2,421)	(1,904)
(Decrease) increase due to changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(8,963)	(9,743)
Inventories	(663)	(341)
Other current assets	(1,007)	1,058
Other noncurrent assets	(3,160)	283
Accounts payable	17,849	2,444
Other accrued liabilities	5,365	4,784

Net cash provided by operating activities	42,254	37,393

Cash Flows from Investing Activities:
Capital expenditures	(4,795)	(6,027)
Dividends received	48	—
Acquisition of business, net of cash acquired	—	(96,717)

Net cash used in investing activities	(4,747)	(102,744)

Cash Flows from Financing Activities:
Repayments of long-term debt	(19,572)	(57,750)
Dividends paid	(14,366)	—
Proceeds from exercise of stock options	2,187	2,315
Excess tax benefit from stock-based compensation	2,421	1,904
Proceeds from issuance of common stock	6	—
Proceeds from issuance of long-term debt, net of financing costs	—	148,536

Net cash (used in) provided by financing activities	(29,324)	95,005

Effect of foreign exchange rate changes on cash and cash equivalents	352	771

Net increase in cash and cash equivalents	8,535	30,425
Cash and cash equivalents at beginning of period	25,462	10,954

Cash and cash equivalents at end of period	$33,997	$41,379

Supplemental disclosures of cash flow information
Non-cash disclosure:
Issuance of notes payable associated with the purchase of Interflora Holdings Limited	$—	$23,313

Issuance of treasury stock associated with the purchase of Interflora Holdings Limited	$—	$3,206

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
Recently Issued Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in a business combination. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. For the Company, SFAS No. 141(R) is effective as of July 1, 2009. This statement is applicable to business combinations entered into subsequent to the effective date.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling ownership interests in entities controlled by parties other than the reporting entity, the amount of consolidated net income attributable to the controlling interest and to the noncontrolling interest, changes in a controlling entity’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the controlling entity and the interests of the noncontrolling owners. For the Company, SFAS No. 160 is effective as of July 1, 2009. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 160 will have on the Company’s consolidated financial statements.
     In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 provides that a realized income tax benefit from dividends or dividend equivalents that are charges to retained earnings and are paid to employees for non-vested equity-classified share-based awards and equity-classified outstanding share options should be recognized as an increase to additional paid-in capital rather than a reduction of income tax expense. EITF 06-11 applies prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards and, for the Company, is effective as of July 1, 2008. The Company does not expect the adoption of EITF 06-11 to have a material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. The election may be applied on an item by item basis, with disclosure regarding reasons for partial election and additional information about items for which the company elects the fair value option. SFAS No. 159 is effective for the Company as of July 1, 2008. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 159 will have on the Company’s consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 and its related pronouncements are effective for the Company as of July 1, 2008. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.
Note 2. Acquisition of Interflora Holdings Limited
     On July 31, 2006 the Company completed the acquisition of Interflora for a purchase price of approximately $122.8 million plus transaction related costs totaling $2.3 million. Approximately $98.6 million of the acquisition price was paid in cash at closing and $1.9 million of cash was acquired in connection with the purchase. The consideration included notes payable, of which $23.1 million were paid in May 2007 and the remainder, $1.7 million, was paid on May 1, 2008. The remainder of the purchase price was funded through the issuance of 216,374 shares of common stock (consisting of treasury shares) to certain senior managers of Interflora. The Company financed the acquisition with a new senior secured credit facility (the “2006 Credit Agreement”) consisting of a $150.0 million term loan and a $75.0 million revolving credit facility. The proceeds from the 2006 Credit Agreement were also used to repay the Company’s existing term loan. In addition, the Company entered into foreign currency forward exchange contracts totaling £61.8 million to hedge the acquisition cost. A contract in the amount of £51.0 million was settled on July 28, 2006 and resulted in a gain of $1.4 million, which was recorded in other (income) expense, net within the Condensed Consolidated Statements of Income and Comprehensive Income. A contract in the amount of £10.0 million was settled on May 1, 2007 and resulted in a gain of $1.4 million, which offset the foreign currency loss on the notes in the same amount. The remaining forward contract for £0.8 million is expected to be settled during the first quarter of fiscal year 2009. For the three-month and nine-month periods ended March 31, 2008, other (income) expense, net, related to the mark-to-market adjustments on this forward contract and the related note payable was not significant. For the three-month and nine-month periods ended March 31, 2007, other (income) expense, net, included $0.1 million and $1.4 million, respectively, of income related to the mark-to-market adjustments on these forward contracts and the related notes payable.

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

Nine Months Ended
March 31,
2007
Pro forma revenues	$453,863

Pro forma income from operations	$55,712

Pro forma net income	$21,335

Pro forma net income per share — basic	$0.75

Pro forma net income per share — diluted	$0.72

     In conjunction with the acquisition, the Company implemented a deferred compensation plan for certain members of Interflora management. Under the terms of the plan, participants will be paid a cash bonus upon achieving a specified annual earnings target if such target is achieved in any annual period within the seven years following the acquisition. The maximum payout under such plan is £2.6 million ($5.2 million translated at the March 31, 2008 exchange rate). The amounts accrued under this deferred compensation plan were $2.0 million and $0.9 million as of March 31, 2008, and 2007, respectively.
Note 3. Income Taxes
     Taxes on earnings reflect the estimated annual effective rates, excluding the effect of significant unusual items. Tax expense for the three months ended March 31, 2008 includes $0.4 million of tax benefit primarily related to the expiration of a tax statute associated with contingent tax liabilities. Tax expense in the nine months ended March 31, 2008 includes $1.7 million of tax benefit primarily related to a statutory income tax rate reduction in the U.K and the expiration of the aforementioned tax statute associated with contingent tax liabilities. Excluding these unusual items, the effective tax rate was 38.0% for the three-month and nine-month periods ended March 31, 2008. For the three-month and nine-month periods ended March 31, 2007, the effective rate was 39.6% and 39.5% respectively.
     Unrecognized tax benefits as of the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on July 1, 2007 were approximately $2.4 million. If recognized, $0.7 million of these unrecognized tax benefits would have reduced the effective tax rate. As a result of the implementation of FIN 48, the Company recognized a $0.7 million decrease in the liability for unrecognized tax benefits. This decrease in the liability resulted in an increase to beginning retained earnings of $0.7 million. The Company does not expect the total amount of unrecognized tax benefits to change significantly within the next twelve months. Consistent with prior periods, the Company recognizes interest and penalties related to unrecognized benefits as a component of tax expense. Reserves for interest and penalties are not significant. The Company is subject to U.S. Federal income tax examinations for the tax years ended June 30, 2005 through June 30, 2007. The examination period for the tax year ended June 30, 2004 expired on March 15, 2008. The Company is subject to income tax examinations in the U.K. for the twelve-month period ended May 31, 2007 and the one-month period ended June 30, 2007. In addition, the Company is subject to various state and local income tax examinations for the tax years ended June 30, 2003 through June 30, 2007. During the three and nine months ended March 31, 2008, unrecognized tax benefits decreased by $0.9 million, related to the expiration of the tax statute noted above. Unrecognized tax benefits as of March 31, 2008 were approximately $1.5 million. If recognized, $0.5 million of these unrecognized tax benefits would reduce the effective tax rate.

Note 4. Financing Arrangements
     On July 28, 2006, in connection with the Interflora acquisition, FTD, Inc. entered into a new senior secured credit facility consisting of a $150.0 million term loan and a $75.0 million revolving credit facility. Borrowings under the 2006 Credit Agreement bear interest based on a margin over, at FTD, Inc.’s option, either the base rate or the London Interbank Offered Rate (“LIBOR”). The applicable margin for borrowings varies based on the Company’s consolidated leverage ratio, as defined in the 2006 Credit Agreement. The interest rate at March 31, 2008 and 2007 on the term loan was 4.45% and 7.36%, respectively. The Credit Agreement also requires the Company to pay commitment fees on the unused portion of the revolving credit facility. For the three-month and nine-month periods ended March 31, 2008 and 2007, the commitment fees remained consistent at $0.1 million and $0.2 million, respectively. The Agreement also includes covenants that, among other things, require that FTD, Inc. maintain a certain ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments), as well as a certain fixed charge ratio. Such ratios adjust quarterly in accordance with the terms of the Agreement. FTD, Inc. was in compliance with all debt covenants as of March 31, 2008.
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
     At March 31, 2008, the Company had $170.1 million of Notes outstanding, $122.3 million outstanding under the 2006 Credit Agreement, $1.7 million of notes payable related to the acquisition of Interflora (which were paid on May 1, 2008) and an additional $1.2 million in outstanding letters of credit and, as a result, the Company had approximately $72.1 million available under the revolving credit facility.

Note 5. Net Income Per Common Share
     The computations of basic and diluted net income per common share for the three-month and nine-month periods ended March 31, 2008 and 2007 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income	$9,293	$9,615	$26,415	$21,165

Weighted average common shares outstanding — basic	29,520	28,462	29,365	28,343
Effect of dilutive securities — stock options and restricted stock	235	1,365	333	1,167

Weighted average common shares outstanding — diluted	29,755	29,827	29,698	29,510

Net income per share of Common Stock — basic	$0.31	$0.34	$0.90	$0.75

Net income per share of Common Stock — diluted	$0.31	$0.32	$0.89	$0.72

     For the three-month and nine-month periods ended March 31, 2008 there were 1,256,076 and 974,999 outstanding stock options, respectively, that were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company’s Common Stock during the periods and, therefore, their effect was anti-dilutive. For the three-month period ended March 31, 2007 all outstanding stock options were included in the computation of diluted earnings per share because the average market price of the Company’s Common Stock during the period was greater than the exercise price of all options. For the nine-month period ended March 31, 2007, there were 12,500 outstanding stock options which were not included in the computation of diluted earnings per share because their effect was anti-dilutive.
Note 6. Stock-Based Compensation
     During the three-month and nine-month periods ended March 31, 2008, the Company granted 30,000 and 330,000 shares, respectively, of restricted stock to certain members of management. During the nine-month period ended March 31, 2008, the Company granted 15,000 options to various directors of the Company in accordance with the Company’s director compensation plan, none of which were granted during the three-month period ended March 31, 2008. During the nine-month period ended March 31, 2007, the Company granted 1,380,217 options, to various employees and directors of the Company, none of which were granted during the three-month period ended March 31, 2007. The restricted shares vest equally each year over a five-year service period. Outstanding non-qualified stock options have an expiration date ten years from the date of grant and begin vesting as early as the date of grant, depending upon the individual agreements.  Vesting accelerates in connection with a change in control, as defined in the plan. All stock options were granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant.
     During the three-month and nine-month periods ended March 31, 2008, 5,000 and 221,332 options, respectively, were forfeited. During the nine-month period ended March 31, 2008, 20,000 shares of restricted stock were forfeited, none of which were forfeited in the three-month period ended March 31, 2008. During the three-month and nine-month periods ended March 31, 2007, 39,000 and 155,666 options, respectively, were forfeited. During the three-month and nine-month periods ended March 31, 2008, 4,333 and 559,597 options, respectively, were exercised. During the three-month and nine-month periods ended March 31, 2007, 605,879 and 746,659 options, respectively, were exercised.
     Stock-based compensation expense was $0.6 million and $1.9 million, and $0.5 million and $1.5 million for the three-month and nine-month periods ended March 31, 2008, and 2007, respectively.

Note 7. Commitments and Contingencies
     The Company is involved in various claims and lawsuits and other matters arising in the normal course of business. In the opinion of management of the Company, although the outcomes of these matters are uncertain, they are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
     The florist segment includes all products and services sold to FTD members and other retail locations offering floral products primarily in the U.S. and Canada, encompassing clearinghouse services, publishing services, online services, technology sales and leases, fresh flower sales and other specialty wholesale products.
     The international segment is primarily comprised of Interflora, a U.K. based provider of floral-related products and services to consumers and retail floral locations in the U.K. and the Republic of Ireland. Interflora’s products and services enable its members to send and deliver floral orders. It is also an Internet and telephone marketer of flowers and specialty gift items to consumers, operating primarily thorough the www.interflora.co.uk Web site as well as a toll-free telephone number. Interflora was acquired by the Company on July 31, 2006. As such, the nine months ended March 31, 2008 includes the results of operations of Interflora for nine months, whereas the nine months ended March 31, 2007 includes the results of Interflora’s operations for only eight months.
     The Company’s total assets by segment are as follows (in thousands):

	March 31,
	2008	2007
Consumer segment	$263,686	$266,017
Florist segment*	315,588	316,139
International segment	184,511	197,228

Total	$763,785	$779,384

*	Includes corporate assets.
     The following tables report the Company’s operating results by reportable segment for the three-month and nine-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008			2007
(In thousands)	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
Revenues:
Consumer segment	$85,082	$(3,396)	$81,686	$83,244	$(3,028)	$80,216
Florist segment	49,385	(121)	49,264	49,221	(98)	49,123
International segment	60,940	97	61,037	53,476	84	53,560

Total	195,407	(3,420)	191,987	185,941	(3,042)	182,899

Cost of Products Sold and Services Provided:
Consumer segment	58,435	(121)	58,314	57,078	(98)	56,980
Florist segment	17,483	—	17,483	16,639	—	16,639
International segment	42,761	(31)	42,730	37,528	(37)	37,491
Corporate	514	—	514	493	—	493

	119,193	(152)	119,041	111,738	(135)	111,603

Gross Profit:
Consumer segment	26,647	(3,275)	23,372	26,166	(2,930)	23,236
Florist segment	31,902	(121)	31,781	32,582	(98)	32,484
International segment	18,179	128	18,307	15,948	121	16,069
Corporate	(514)	—	(514)	(493)	—	(493)

Total	76,214	(3,268)	72,946	74,203	(2,907)	71,296

Advertising and Selling:
Consumer segment	11,681	—	11,681	11,346	—	11,346
Florist segment	15,935	(3,396)	12,539	14,821	(3,028)	11,793
International segment	5,324	31	5,355	4,292	(83)	4,209

Total	32,940	(3,365)	29,575	30,459	(3,111)	27,348

General and Administrative:
Consumer segment	5,637	—	5,637	6,525	—	6,525
Florist segment	2,292	—	2,292	2,052	—	2,052
International segment	5,637	(26)	5,611	6,486	61	6,547
Corporate	10,372	—	10,372	6,374	—	6,374

Total	23,938	(26)	23,912	21,437	61	21,498

Operating Income (Loss) before Corporate Allocations:
Consumer segment	9,329	(3,275)	6,054	8,295	(2,930)	5,365
Florist segment	13,675	3,275	16,950	15,709	2,930	18,639
International segment	7,218	123	7,341	5,170	143	5,313
Corporate	(10,886)	—	(10,886)	(6,867)	—	(6,867)

Total	19,336	123	19,459	22,307	143	22,450

Corporate Allocations:
Consumer segment	1,311	—	1,311	1,151	—	1,151
Florist segment	2,479	—	2,479	2,284	—	2,284
International segment	—	—	—	—	—	—
Corporate	(3,790)	—	(3,790)	(3,435)	—	(3,435)

Total	—	—	—	—	—	—

Operating Income (Loss):
Consumer segment	8,018	(3,275)	4,743	7,144	(2,930)	4,214
Florist segment	11,196	3,275	14,471	13,425	2,930	16,355
International segment	7,218	123	7,341	5,170	143	5,313
Corporate	(7,096)	—	(7,096)	(3,432)	—	(3,432)

Total	$19,336	$123	$19,459	$22,307	$143	$22,450

Depreciation and Amortization:
Consumer segment	$877	$—	$877	$950	$—	$950
Florist segment	660	—	660	799	—	799
International segment	851	—	851	1,078	—	1,078
Corporate	656	—	656	862	—	862

Total	$3,044	$—	$3,044	$3,689	$—	$3,689

	Nine Months Ended March 31,
	2008			2007
(In thousands)	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
Revenues:
Consumer segment	$200,459	$(8,419)	$192,040	$205,437	$(8,353)	$197,084
Florist segment	137,037	(351)	136,686	137,834	(312)	137,522
International segment	142,197	298	142,495	108,422	182	108,604

Total	479,693	(8,472)	471,221	451,693	(8,483)	443,210

Cost of Products Sold and Services Provided:
Consumer segment	136,114	(351)	135,763	140,779	(312)	140,467
Florist segment	46,811	—	46,811	44,167	—	44,167
International segment	98,229	(99)	98,130	75,280	(77)	75,203
Corporate	1,467	—	1,467	1,507	—	1,507

	282,621	(450)	282,171	261,733	(389)	261,344

Gross Profit:
Consumer segment	64,345	(8,068)	56,277	64,658	(8,041)	56,617
Florist segment	90,226	(351)	89,875	93,667	(312)	93,355
International segment	43,968	397	44,365	33,142	259	33,401
Corporate	(1,467)	—	(1,467)	(1,507)	—	(1,507)

Total	197,072	(8,022)	189,050	189,960	(8,094)	181,866

Advertising and Selling:
Consumer segment	23,915	—	23,915	25,087	—	25,087
Florist segment	41,321	(8,419)	32,902	43,395	(8,353)	35,042
International segment	12,280	66	12,346	8,834	(196)	8,638

Total	77,516	(8,353)	69,163	77,316	(8,549)	68,767

General and Administrative:
Consumer segment	14,515	—	14,515	16,750	—	16,750
Florist segment	6,570	—	6,570	6,348	—	6,348
International segment	17,584	6	17,590	15,231	318	15,549
Corporate	24,740	—	24,740	19,615	—	19,615

Total	63,409	6	63,415	57,944	318	58,262

Operating Income (Loss) before Corporate Allocations:
Consumer segment	25,915	(8,068)	17,847	22,821	(8,041)	14,780
Florist segment	42,335	8,068	50,403	43,924	8,041	51,965
International segment	14,104	325	14,429	9,077	137	9,214
Corporate	(26,207)	—	(26,207)	(21,122)	—	(21,122)

Total	56,147	325	56,472	54,700	137	54,837

Corporate Allocations:
Consumer segment	3,339	—	3,339	3,021	—	3,021
Florist segment	8,039	—	8,039	7,007	—	7,007
International segment		—	—	—	—	—
Corporate	(11,378)	—	(11,378)	(10,028)	—	(10,028)

Total	—	—	—	—	—	—

Operating Income (Loss):
Consumer segment	22,576	(8,068)	14,508	19,800	(8,041)	11,759
Florist segment	34,296	8,068	42,364	36,917	8,041	44,958
International segment	14,104	325	14,429	9,077	137	9,214
Corporate	(14,829)	—	(14,829)	(11,094)	—	(11,094)

Total	$56,147	$325	$56,472	$54,700	$137	$54,837

Depreciation and Amortization:
Consumer segment	$2,645	$—	$2,645	$2,883	$—	$2,883
Florist segment	1,970	—	1,970	2,430	—	2,430
International segment	2,882	—	2,882	2,783	—	2,783
Corporate	1,966	—	1,966	2,794	—	2,794

Total	$9,463	$—	$9,463	$10,890	$—	$10,890

Note 9. Subsequent Events
     On April 30, 2008, the Company and United Online, Inc. (“United Online”) announced that they had entered into a definitive merger agreement providing for the acquisition of the Company by United Online.
     Under the terms of the merger agreement, FTD stockholders will receive $7.34 in cash, 0.4087 of a share of United Online common stock (“United Online Stock”) and $3.31 principal amount of United Online 13% senior secured notes due 2013 (the “Notes”) for each share of FTD common stock in the merger, for a total value of $15.08 per share of FTD common stock based on United Online’s closing stock price of $10.83 on April 29, 2008. The total consideration to FTD stockholders will be approximately $456 million, consisting of $222 million in cash, 12.35 million shares of United Online Stock and $100 million aggregate principal amount of Notes. The remaining purchase price consists of repayment of FTD indebtedness and expenses incurred in connection with the transaction. Upon closing of the transaction, the former FTD stockholders will own approximately 15% of United Online.
     Under the terms of the merger agreement, United Online may elect to increase the per share cash consideration payable to FTD’s stockholders by $2.81 in full substitution of the Notes, in which case FTD stockholders will receive a total of $10.15 in cash and 0.4087 of a share of United Online Stock in exchange for each share of FTD common stock in the merger, or a total value of $14.58 per share of FTD common stock, based on United Online’s closing stock price of $10.83 on April 29, 2008. In such case, the total consideration to FTD stockholders will be approximately $440 million, consisting of $307 million in cash and 12.34 million shares of United Online Stock. FTD will notify its stockholders as to the amount of cash, United Online Stock and, if applicable, Notes consideration they will receive for each share of FTD common stock in the merger in the definitive proxy/prospectus materials to be mailed to FTD’s stockholders.
     In connection with the transaction, FTD’s 7.75% senior subordinated notes either will be defeased at closing or acquired and amended pursuant to a tender offer and consent solicitation.
     The acquisition is anticipated to close during the first quarter of the Company’s 2009 fiscal year. The transaction requires the approval of FTD stockholders and is subject to a financing condition and customary closing conditions. Green Equity Investors IV, L.P. and FTD Co-Investment, LLC, affiliates of Leonard Green & Partners, L.P. which collectively own approximately 31% of the outstanding shares of FTD, have agreed to vote their shares in favor of the transaction, subject to the terms of a voting agreement.
     Under the terms of the merger agreement, FTD has agreed to suspend all dividends on its common stock for 180 days after the date of the signing of the merger agreement.

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

     International Segment. The international segment is primarily comprised of Interflora, which serves both the florist and consumer markets in the U.K. and Republic of Ireland. Interflora markets floral products and specialty gifts direct to consumers in the U.K. and the Republic of Ireland through both the www.interflora.co.uk Web site and a toll-free telephone number. Interflora also provides various products and services to its members.
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
     Acquisition of Company by United Online, Inc. On April 30, 2008, the Company and United Online, Inc. (“United Online”) announced that they had entered into a definitive merger agreement providing for the acquisition of the Company by United Online.
     Under the terms of the merger agreement, FTD stockholders will receive $7.34 in cash, 0.4087 of a share of United Online common stock (“United Online Stock”) and $3.31 principal amount of United Online 13% senior secured notes due 2013 (the “Notes”) for each share of FTD common stock in the merger, for a total value of $15.08 per share of FTD common stock based on United Online’s closing stock price of $10.83 on April 29, 2008. The total consideration to FTD stockholders will be approximately $456 million, consisting of $222 million in cash, 12.35 million shares of United Online Stock and $100 million aggregate principal amount of Notes. The remaining purchase price consists of repayment of FTD indebtedness and expenses incurred in connection with the transaction. Upon closing of the transaction, the former FTD stockholders will own approximately 15% of United Online.
     Under the terms of the merger agreement, United Online may elect to increase the per share cash consideration payable to FTD’s stockholders by $2.81 in full substitution of the Notes, in which case FTD stockholders will receive a total of $10.15 in cash and 0.4087 of a share of United Online Stock in exchange for each share of FTD common stock in the merger, or a total value of $14.58 per share of FTD common stock, based on United Online’s closing stock price of $10.83 on April 29, 2008. In such case, the total consideration to FTD stockholders will be approximately $440 million, consisting of $307 million in cash and 12.34 million shares of United Online Stock. FTD will notify its stockholders as to the amount of cash, United Online Stock and, if applicable, Notes consideration they will receive for each share of FTD common stock in the merger in the definitive proxy/prospectus materials to be mailed to FTD’s stockholders.
     In connection with the transaction, FTD’s 7.75% senior subordinated notes either will be defeased at closing or acquired and amended pursuant to a tender offer and consent solicitation.
     The acquisition is anticipated to close during the first quarter of the Company’s 2009 fiscal year. The transaction requires the approval of FTD stockholders and is subject to a financing condition and customary closing conditions. Green Equity Investors IV, L.P. and FTD Co-Investment, LLC, affiliates of Leonard Green & Partners, L.P. which collectively own approximately 31% of the outstanding shares of FTD, have agreed to vote their shares in favor of the transaction, subject to the terms of a voting agreement.
     Under the terms of the merger agreement, FTD has agreed to suspend all dividends on its common stock for 180 days after the date of the signing of the merger agreement.

Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007
Revenues

	Three Months Ended
	March 31,
	2008	2007	% Change
(In thousands)
Consumer segment	$81,686	$80,216	1.8%
Florist segment	49,264	49,123	0.3%
International segment	61,037	53,560	14.0%

Total revenues	$191,987	$182,899	5.0%

     Total revenue grew $9.1 million, or 5.0% to $192.0 for the third quarter of fiscal year 2008, compared to total revenues of $182.9 million for the same period of fiscal year 2007. Interflora, which is included in the Company’s international segment, accounted for $7.4 million of the increase in revenue, approximately $0.9 million of which related to the impact of foreign currency rate changes.
     Revenues in the consumer segment increased $1.5 million, or 1.8% to $81.7 million in the third quarter of fiscal year 2008, compared to revenues of $80.2 million in the same period of fiscal year 2007. Revenue in the quarter was benefited by the shift of the Easter holiday into the third quarter compared with the prior year when Easter occurred in the fourth quarter. Additionally, average order value increased to $64.48 for the third quarter of fiscal year 2008, compared to $63.04 for the same period of fiscal year 2007. This increase was partially offset by a 0.6% decrease in order volumes, which totaled approximately 1,236,000 during the third quarter of fiscal year 2008 compared to approximately 1,243,000 orders in the same period of fiscal year 2007. The percentage of Internet orders decreased to 89.7% in the third quarter of fiscal year 2008 from 91.6% in the third quarter of fiscal year 2007.
     Revenues in the florist segment increased $0.2 million, or 0.3% to $49.3 million in the third quarter of fiscal year 2008, compared to revenues of $49.1 million in the same period of fiscal year 2007. The increase in revenue was primarily related to increases in sales of fresh flowers, partially offset by a planned reduction in sales of containers.
     Revenues in the international segment increased $7.4 million, or 14.0%, to $61.0 million in the third quarter of fiscal year 2008, compared to revenues of $53.6 million in the same period of fiscal year 2007. The increase was driven by increased order volume in Interflora’s consumer business and an increase in average order value, which was primarily related to favorable foreign currency movements between the U.S. dollar and the British pound. Consumer order volume increased 14.0% in the international segment to approximately 758,000 in the third quarter of fiscal year 2008, compared to orders of approximately 665,000 in the prior fiscal year third quarter. Average order value increased to $67.39 in the third quarter of fiscal 2008 compared to $66.68 of the prior year, driven by the favorable exchange rate trends. The percentage of Internet orders increased to 77.9% from 73.4% in the prior year.
Gross profit

	Three Months Ended
	March 31,
(In thousands)	2008	2007	% Change
Consumer segment	$23,372	$23,236	0.6%
Florist segment	31,781	32,484	(2.2%)
International segment	18,307	16,069	13.9%
Corporate	(514)	(493)	4.3%

Total gross profit	$72,946	$71,296	2.3%

     Gross profit increased $1.6 million, or 2.3% to $72.9 million for the third quarter of fiscal year 2008, compared to gross profit for the third quarter of fiscal year 2007 of $71.3 million. Total gross margin decreased to 38.0% for the third quarter of fiscal year 2008 from 39.0% for the same period in fiscal year 2007.
     Gross profit associated with the consumer segment increased $0.2 million, or 0.6%, to $23.4 million for the third quarter of fiscal year 2008, compared to $23.2 million for the third quarter of fiscal year 2007. Gross margin for the consumer segment decreased to 28.6% for the third quarter of fiscal year 2008, compared to 29.0% for same period in fiscal year 2007, primarily due to the mix of products sold.
     Gross profit associated with the florist segment decreased by $0.7 million, or 2.2%, to $31.8 million for the third quarter of fiscal year 2008, compared to $32.5 million for the third quarter of fiscal year 2007. Gross margin for the florist segment decreased to 64.5% for the third quarter of fiscal year 2008, compared to 66.1% for the same period in fiscal year 2007, primarily due to the increase in sales of fresh flowers as they carry a lower margin than other products.
     Gross profit associated with the international segment increased $2.2 million, or 13.9%, to $18.3 million for the third quarter of fiscal year 2008, compared to $16.1 million for the prior year quarter ended March 31, 2007. The increase is primarily due to the increases in revenue discussed above. Gross margin for the international segment remained consistent at 30.0% for the third quarter of fiscal year 2008 and 2007.
Advertising and selling costs

	Three Months Ended
	March 31,
(In thousands)	2008	2007	% Change
Consumer segment	$11,681	$11,346	3.0%
Florist segment	12,539	11,793	6.3%
International segment	5,355	4,209	27.2%

Total advertising and selling costs	$29,575	$27,348	8.1%

     Advertising and selling costs increased $2.3 million, or 8.1%, to $29.6 million for the third quarter of fiscal year 2008, compared to $27.3 million for the third quarter of fiscal year 2007. As a percentage of revenue, advertising and selling costs increased to 15.4% for the third quarter of fiscal year 2008 compared to 15.0% for the third quarter of fiscal year 2007.
     Advertising and selling costs associated with the consumer segment increased $0.4 million, or 3.0%, to $11.7 million for the third quarter of fiscal year 2008, compared to $11.3 million for the third quarter of fiscal year 2007. The increase in advertising and selling costs was primarily due to the planned diversification of marketing spend between online and offline channels during the period. The company increased its spending in offline marketing channels which included direct marketing campaigns and efficiently managed its online advertising spend. Advertising and selling costs as a percentage of revenue associated with the consumer segment increased to 14.3% for the third quarter of fiscal year 2008 compared to 14.1% for the third quarter of fiscal year 2007.
     Advertising and selling costs associated with the florist segment increased $0.7 million, or 6.3%, to $12.5 million for the third quarter of fiscal year 2008, compared to $11.8 million for the third quarter of fiscal year 2007. The increase in advertising and selling costs was primarily due to a shift in timing of advertising expenses related to the Easter holiday and a florist membership event that occurred during the third quarter of the current fiscal year and during the fourth quarter of the prior fiscal year.
     Advertising and selling costs associated with the international segment increased $1.2 million, or 27.2%, to $5.4 million for the third quarter of fiscal year 2008, compared to $4.2 million for the same period of the prior fiscal year. The increase is primarily related to increases in online and direct mail marketing costs, as well as increased consumer order volumes. As a percentage of revenue, advertising and selling costs increased to 8.8% for the third quarter of fiscal year 2008 compared to 7.9% for the prior year period.

General and administrative costs

	Three Months Ended
	March 31,
(In thousands)	2008	2007	% Change
Consumer segment	$5,637	$6,525	(13.6%)
Florist segment	2,292	2,052	11.7%
International segment	5,611	6,547	(14.3%)
Corporate	10,372	6,374	62.7%

Total general and administrative costs	$23,912	$21,498	11.2%

     General and administrative costs increased $2.4 million, or 11.2%, to $23.9 million for the third quarter of fiscal year 2008, compared to $21.5 million for the same period of the prior fiscal year.
     General and administrative costs associated with the consumer segment decreased by $0.9 million, or 13.6%, to $5.6 million for the third quarter fiscal year 2008, compared to $6.5 million for the third quarter of fiscal year 2007. This decrease was primarily due to more efficient technology spending and increased efficiencies in the customer service area. General and administrative costs as a percentage of revenue decreased to 6.9% for the third quarter of fiscal year 2008 compared to 8.1% for the prior year period.
     General and administrative costs associated with the florist segment were $2.3 million for the third quarter of fiscal year 2008, and increase of 11.7%, compared to $2.1 million for the third quarter of fiscal year 2007. This increase is primarily related to increases in personnel-related costs. As a percentage of revenue, general and administrative costs increased to 4.7% compared with 4.2% in the prior year quarter.
     General and administrative costs associated with the international segment decreased by $0.9 million, or 14.3%, to $5.6 million for the third quarter fiscal year 2008, compared to $6.5 million for the prior year quarter ended March 31, 2007. The decrease is primarily related to a reduction in technology costs, as well as a shift of certain costs to the fourth quarter of the current year that were incurred in the third quarter of the prior year. As a percentage of revenue, general and administrative costs declined to 9.2% compared with 12.2% in the prior year third quarter.
     Corporate general and administrative costs were $10.4 million for the third quarter of fiscal year 2008, compared to $6.4 million for the third quarter of fiscal year 2007. The current year third quarter included $2.0 million of charges related to acquisition opportunities that were abandoned in light of the pending acquisition by United Online, Inc., $0.9 million of expenses related to the pending acquisition by United Online, Inc., and $0.6 million of advisory costs related to the resolution of a sales tax audit.
Other

	Three Months Ended
	March 31,
(In thousands)	2008	2007	% Change
Interest income	$(399)	$(489)	(18.4%)
Interest expense	5,456	6,444	(15.3%)
Other (income) expense, net	23	570	(96.0%)

Total other (income) and expenses	$5,080	$6,525	(22.1%)

     Interest income decreased by $0.1 million, or 18.4%, to $0.4 million for the third quarter of fiscal year 2008, compared to $0.5 million for the third quarter of fiscal year 2007.

     Interest expense decreased by $0.9 million, or 15.3%, to $5.5 million for the third quarter of fiscal year 2008, compared to $6.4 million for the third quarter of fiscal year 2007. The decrease is related to a decrease in outstanding indebtedness and a decrease in interest rates.
     Other expense was not significant for the third quarter of fiscal year 2008, compared to $0.6 million of expense for the third quarter of fiscal year 2007.
     Taxes on earnings reflect the estimated annual effective rates, excluding the effect of significant unusual items. Tax expense for the three months ended March 31, 2008 includes $0.4 million of tax benefit primarily related to the expiration of a tax statute associated with contingent tax liabilities. Excluding this unusual item, the effective tax rate was 38.0% for the three months ended March 31, 2008. For the same period of fiscal year 2007, the effective rate was 39.6%.
Nine Months Ended March 31, 2008 compared to the Nine Months Ended March 31, 2007
     The Company acquired Interflora on July 31, 2006, and, as a result, eight months of Interflora’s financial results are included in the nine-month period ended March 31, 2007.
Revenues

	Nine Months Ended
	March 31,
(In thousands)	2008	2007	% Change
Consumer segment	$192,040	$197,084	(2.6%)
Florist segment	136,686	137,522	(0.6%)
International segment	142,495	108,604	31.2%

Total revenues	$471,221	$443,210	6.3%

     For the nine-month period ended March 31, 2008 consolidated revenue increased $28.0 million, or 6.3%, to $471.2 million, compared to revenue of $443.2 million for the same period of the prior fiscal year. Revenue in the international segment increased $33.9 million, which includes an additional month of operations in the current year period, as well as approximately $5.7 million related to the impact of foreign currency rate changes. This increase was partially offset by declines in the Company’s consumer and florist segments totaling $5.9 million.
     Revenues in the consumer segment decreased by $5.1 million, or 2.6%, to $192.0 million in the nine-month period ended March 31, 2008, compared to revenue of $197.1 million in the same period of fiscal year 2007. This decrease was driven by a 6.7% decrease in order volume, which totaled approximately 2,937,000 during the nine-month period ended March 31, 2008, compared to approximately 3,147,000 orders in the same period of the prior fiscal year. This decline was partially offset by an increase in average order value to $63.79 for the nine-month period ended March 31, 2008, compared to $61.33 for the same period of the prior fiscal year. The percentage of Internet orders for the nine-month period ended March 31, 2008 decreased slightly to 89.4% from 89.6% for the nine-month period ended March 31, 2007.
     Revenues in the florist segment decreased by $0.8 million, or 0.6%, to $136.7 million in the for the nine-month period ended March 31, 2008, compared to $137.5 million in the same period of the prior fiscal year. This decline was primarily driven by reduced container sales and a decrease in clearinghouse order volumes and membership fees, partially offset by an increase in sales of fresh flowers.
     Revenues in the international segment were $142.5 million in the nine-month period ended March 31, 2008. Fiscal year 2007 revenues for the same period were $108.6 million, which represented only eight months of financial results as Interflora was acquired by the Company on July 31, 2006. Revenues for the nine-month period ended March 31, 2008 included approximately $5.7 million related to favorable foreign currency movements between the U.S. dollar and the British pound. Consumer orders in the international segment increased during the nine-month period ended March 31, 2008 to approximately 1,708,000, compared to approximately 1,366,000 orders in the eight-month period of the prior fiscal year. Average order value increased to $68.76 for the nine-month period ended March 31, 2008, compared to $65.47 in the eight-month period of the prior fiscal year. Internet orders comprised 74.5% of the total order volume for the period, compared to 71.3% in the eight-month period of the prior fiscal year.
Gross profit

	Nine Months Ended
	March 31,
(In thousands)	2008	2007	% Change
Consumer segment	$56,277	$56,617	(0.6%)
Florist segment	89,875	93,355	(3.7%)
International segment	44,365	33,401	32.8%
Corporate	(1,467)	(1,507)	(2.7%)

Total gross profit	$189,050	$181,866	4.0%

     Gross profit increased $7.2 million, or 4.0%, to $189.1 million for the nine-month period ended March 31, 2008, compared to gross profit for the same period of the prior fiscal year of $181.9 million. Total gross margin decreased to 40.1% for the nine-month period ended March 31, 2008 from 41.0% for the same period of the prior fiscal year.
     Gross profit associated with the consumer segment decreased by $0.3 million, or 0.6%, to $56.3 million for the nine-month period ended March 31, 2008, compared to $56.6 million for the same period of the prior fiscal year. Gross margin for the consumer segment increased to 29.3% for the nine-month period ended March 31, 2008, compared to 28.7% for the same period of the prior fiscal year, primarily due to the mix of products sold.
     Gross profit associated with the florist segment decreased by $3.5 million, or 3.7%, to $89.9 million for the nine-month period ended March 31, 2008, compared to $93.4 million for the same period of the prior fiscal year. Gross margin for the florist segment decreased to 65.8% for the nine-month period ended March 31, 2008, compared to 67.9% for the same period in the prior fiscal year, primarily due to the increase in sales of fresh flowers, which is a lower margin product line, and the decrease in clearinghouse order volumes and membership fees which have higher margins.
     Gross profit associated with the international segment increased $11.0 million, or 32.8%, to $44.4 million for the nine-month period ended March 31, 2008, compared to $33.4 million for the eight months ended March 31, 2007. For the nine-month period ended March 31, 2008, gross margin associated with the international segment increased to 31.1%, compared to 30.8% for the eight-month period in the prior fiscal year. The increase was primarily driven by an increase in advertising revenue.
Advertising and selling costs

	Nine Months Ended
	March 31,
(In thousands)	2008	2007	% Change
Consumer segment	$23,915	$25,087	(4.7%)
Florist segment	32,902	35,042	(6.1%)
International segment	12,346	8,638	42.9%

Total advertising and selling costs	$69,163	$68,767	0.6%

     Advertising and selling costs increased $0.4 million, or 0.6%, to $69.2 million for the nine-month period ended March 31, 2008, compared to $68.8 million for the same period of the prior fiscal year. As a percentage of revenue, advertising and selling costs decreased to 14.7% for the nine-month period ended March 31, 2008 compared to 15.5% for the same period of the prior fiscal year.

     Advertising and selling costs associated with the consumer segment decreased $1.2 million, or 4.7%, to $23.9 million for the nine-month period ended March 31, 2008, compared to $25.1 million for the same period of the prior fiscal year. Advertising and selling costs as a percentage of revenue associated with the consumer segment decreased to 12.5% for the nine-month period ended March 31, 2008, compared to 12.7% for the nine-month period ended March 31, 2007. The decrease reflects the planned diversification of marketing spend between online and offline channels during the period. The Company increased its spending in offline marketing channels and efficiently managed its online and direct marketing spend.
     Advertising and selling costs associated with the florist segment decreased by $2.1 million, or 6.1%, to $32.9 million for the nine-month period ended March 31, 2008, compared to $35.0 million for the same period of the prior fiscal year. The decrease in advertising and selling costs was primarily due to a decrease in rebates, which are earned by FTD members under a customer incentive program.
     Advertising and selling costs associated with the international segment increased $3.7 million, or 42.9%, to $12.3 million for the nine-month period ended March 31, 2008, compared to $8.6 million for the eight-month period of the prior fiscal year. The increase is primarily related to the additional month of operations included in the current year period versus the prior year, the impact of foreign currency rate changes and an increase in consumer order volume. As a percentage of revenue, advertising and selling costs for the international segment increased to 8.7% for the nine-month period ended March 31, 2008, compared to 8.0% for the eight-month period ended March 31, 2007.
General and administrative costs

	Nine Months Ended
	March 31,
(In thousands)	2008	2007	% Change
Consumer segment	$14,515	$16,750	(13.3%)
Florist segment	6,570	6,348	3.5%
International segment	17,590	15,549	13.1%
Corporate	24,740	19,615	26.1%

Total general and administrative costs	$63,415	$58,262	8.8%

     General and administrative costs increased $5.1 million, or 8.8%, to $63.4 million for the nine-month period ended March 31, 2008, compared to $58.3 million for the same period of the prior fiscal year.
     General and administrative costs associated with the consumer segment decreased by $2.3 million, or 13.3%, to $14.5 million for the nine-month period ended March 31, 2008, compared to $16.8 million for the same period of the prior fiscal year. This decrease was primarily due to more efficient technology spending and increased efficiencies in the customer service area. General and administrative costs as a percentage of revenue also decreased to 7.6% for the nine months ended March 31, 2008 compared to 8.5% for the prior year period.
     General and administrative costs associated with the florist segment increased $0.3 million, or 3.5%, to $6.6 million for the nine-month period ended March 31, 2008, compared to $6.3 million for the same period of the prior fiscal year, primarily related to increases in personnel-related costs. As a percent of revenue, general and administrative costs increased slightly to 4.8% for the nine months ended March 31, 2008 compared to 4.6% for the prior year period.
     General and administrative costs associated with the international segment increased $2.1 million, or 13.1%, to $17.6 million for the nine-month period ended March 31, 2008, compared to $15.5 million for the eight-month period of the prior fiscal year. The increase is primarily related to the additional month of operations included in the current year period versus the prior year, an increase in personnel-related costs and the impact of foreign exchange. As a percentage of revenue, general and administrative costs declined to 12.3% compared with 14.3% for the eight-month period of the prior fiscal year.

     Corporate general and administrative costs increased $5.1 million, or 26.1%, to $24.7 million for the nine-month period ended March 31, 2008, compared to $19.6 million for the same period of the prior fiscal year. The nine months ended March 31, 2008, included $2.0 million of charges related to acquisition opportunities that were abandoned in light of the pending acquisition by United Online, Inc., $1.1 million of expenses related to the pending acquisition by United Online, Inc., $0.6 million of advisory costs related to the resolution of a sales tax audit and $0.6 million related to other sales tax matters.
Other

	Nine Months Ended
	March 31,
(In thousands)	2008	2007	% Change
Interest income	$(1,020)	$(1,126)	(9.4%)
Interest expense	17,998	21,679	(17.0%)
Other (income) expense, net	(325)	(725)	(55.2%)

Total other (income) and expenses	$16,653	$19,828	(16.0%)

     Interest income decreased slightly to $1.0 million for the nine-month period ended March 31, 2008 compared to $1.1 million for the same period of the prior fiscal year.
     Interest expense decreased by $3.7 million, or 17.0%, to $18.0 million for the nine-month period ended March 31, 2008, compared to $21.7 million for the same period of the prior fiscal year. The decrease from the prior year is related to a decrease in outstanding indebtedness and a decrease in interest rates, as well as a $1.8 million write-off of unamortized deferred financing costs associated with the Company’s prior credit facility in the first quarter of 2007.
     Other income decreased to $0.3 million for the nine-month period ended March 31, 2008, compared to $0.7 million for the same period of the prior fiscal year.
     Taxes on earnings reflect the estimated annual effective rates, excluding the effect of significant unusual items. Tax expense for the nine months ended March 31, 2008 includes $1.7 million of tax benefit primarily related to a statutory income tax rate reduction in the U.K. and the expiration of a tax statute associated with contingent tax liabilities. Excluding these unusual items, the effective tax rate was 38.0% for the nine months ended March 31, 2008. For the same period of fiscal year 2007, the effective rate was 39.5%.
Liquidity and Capital Resources
     As of March 31, 2008, the Company’s debt balance totaled $294.1 million, down from $313.7 million as of June 30, 2007. The Company’s principal sources of liquidity are cash from operations and funds available for borrowing under FTD, Inc.’s senior secured credit facility (the “2006 Credit Agreement”), which consists of a seven-year $150.0 million term loan and a six-year $75.0 million revolving credit facility. As of March 31, 2008, the balance outstanding under the 2006 Credit Agreement was $122.3 million. The Company also had $170.1 million of 7.75% Senior Subordinated Notes outstanding, $1.7 million of notes payable related to the acquisition of Interflora (which was paid on May 1, 2008) and an additional $1.2 million in outstanding letters of credit. The revolving credit facility had availability of approximately $72.1 million at March 31, 2008. Borrowings under the revolving credit facility are used to finance working capital, capital expenditures, acquisitions and letter of credit needs.
     Cash and cash equivalents increased $8.5 million to $34.0 million at March 31, 2008 from $25.5 million at June 30, 2007.
     Net cash provided by operating activities was $42.3 million for the nine-month period ended March 31, 2008 and $37.4 million for the nine-month period ended March 31, 2007. Net income, adjusted for non-cash items, continues to be a primary source of funds to finance operating needs and capital expenditures, repay indebtedness, pay dividends and make other strategic investments.

     Net cash used in investing activities was $4.7 million for the nine-month period ended March 31, 2008, which included $4.8 million in capital expenditures, primarily related to continued technology developments and improvements.
     Net cash used in investing activities was $102.7 million for the nine-month period ended March 31, 2007, which included $96.7 million of cash used for the Interflora acquisition and $6.0 million of capital expenditures, primarily related to continued technology developments and improvements.
     Net cash used in financing activities was $29.3 million for the nine-month period ended March 31, 2008, which primarily consisted of $19.6 million of repayments under the 2006 Credit Agreement and $14.4 million of dividends paid, partially offset by $2.4 million of excess tax benefits from stock-based compensation and $2.2 million of proceeds from stock option exercises.
     Net cash provided by financing activities was $95.0 million for the nine-month period ended March 31, 2007, which primarily consisted of $148.5 million of net proceeds received from the 2006 Credit Agreement, $1.9 million of excess tax benefits from stock-based compensation and $2.3 million of proceeds from stock option exercises, partially offset by $50.0 million of repayments under the 2004 Credit Agreement and $7.8 million of repayments under the 2006 Credit Agreement. Net cash proceeds from financing activities were used to fund the acquisition of Interflora.
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
     On March 11, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.1625 per share. The dividend was paid on April 4, 2008 to stockholders of record as of the close of business on March 21, 2008. The continued payment of cash dividends in the future is at the discretion of the Company’s Board of Directors and depends on numerous factors, including without limitation, the Company’s net earnings, financial condition, availability of capital, continued compliance with the requirements of the Company’s 2006 Credit Agreement, as amended, and the indenture governing the 7.75% Senior Subordinated Notes and other business needs.
     Under the terms of the merger agreement with United Online, Inc., it is expected that the Company’s 7.75% Senior Subordinated Notes and the 2006 Credit Agreement will be refinanced, and FTD has agreed to suspend all dividends on its common stock for 180 days after the date of the signing of the merger agreement.
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
Recently Issued Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in a business combination. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. For the Company, SFAS No. 141(R) is effective as of July 1, 2009. This statement is applicable to business combinations entered into subsequent to the effective date.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling ownership interests in entities controlled by parties other than the reporting entity, the amount of consolidated net income attributable to the controlling interest and to the noncontrolling interest, changes in a controlling entity’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the controlling entity and the interests of the noncontrolling owners. For the Company, SFAS No. 160 is effective as of July 1, 2009. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 160 will have on the Company’s consolidated financial statements.
     In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 provides that a realized income tax benefit from dividends or dividend equivalents that are charges to retained earnings and are paid to employees for nonvested equity-classified share-based awards and equity-classified outstanding share options should be recognized as an increase to additional paid-in capital rather than a reduction of income tax expense. EITF 06-11 applies prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards and, for the Company, is effective as of July 1, 2008. The Company does not expect the adoption of EITF 06-11 to have a material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. The election may be applied on an item by item basis, with disclosure regarding reasons for partial election and additional information about items for which the company elects the fair value option. SFAS No. 159 is effective for the Company as of July 1, 2008. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 159 will have on the Company’s consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 and its related pronouncements are effective for the Company as of July 1, 2008. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company’s exposure to interest rate risk is primarily the result of borrowings under its bank credit facilities. At March 31, 2008, $122.3 million of debt was outstanding under the 2006 Credit Agreement and is subject to variable interest rates. Borrowings under the 2006 Credit Agreement are secured by first priority security interests in, and mortgages on, substantially all of the Company’s tangible and intangible assets. The Company’s results of operations are affected by changes in market interest rates on these borrowings. Approximately 41.6% (or $122.3 million aggregate principal amount) of the Company’s $294.1 million aggregate principal amount of indebtedness as of March 31, 2008 bore interest at variable rates. A 1% increase in the variable interest rate would result in additional annual interest expense of approximately $1.2 million.
     The financial position and results of operations of the Company’s foreign subsidiaries are measured using the subsidiaries’ local currencies as their functional currencies. Balance sheet accounts of the Company’s foreign operations are translated from foreign currency into U.S. dollars at the rate of exchange on the last day of the period presented. Income and expenses of the Company’s foreign operations are translated at the weighted average rates of exchange for the period presented. Translation gains or losses are included in other comprehensive income. Gains and losses resulting from foreign currency transactions are included in net income in other (income) expense, net. Through the nine-month period ended March 31, 2008, the Company was exposed to foreign currency exchange rate risk with respect to the British pound, the Canadian dollar and the Euro. Substantially all of the revenue of the Company’s U.K. subsidiary, Interflora, is received and substantially all expenses are incurred in British pounds, which increases or decreases the related U.S. dollar reported revenues and expenses depending on the trend in currency. Because revenues are recognized and expenses are incurred in British pounds, gross margin percentages generally are not affected by currency fluctuations.
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
Changes in Internal Control over Financial Reporting
     During the quarter ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
     The Company’s business, financial condition, results of operations or cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from anticipated future results. See the discussion in “Forward-Looking Information”, “Risk Factors” and elsewhere in the most recent Annual Report on Form 10-K and in “Forward-Looking Information” and elsewhere in this Quarterly Report on Form 10-Q. Except as noted below, there have been no changes to such risk factors since June 30, 2007. The following risk factors have been updated or added since June 30, 2007:
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
Failure to complete the transaction with United Online could materially and adversely affect the Company’s results of operations and stock price.
     On April 30, 2008, the Company entered into a definitive merger agreement with United Online. Consummation of the transaction is subject to approval by the stockholders of the Company, the expiration or termination of the Hart-Scott-Rodino Antitrust Improvement Act waiting period, United receiving the proceeds of its financing and other closing conditions set forth in the merger agreement. There can be no assurance that these conditions will be met or waived, that the necessary approvals will be obtained, or that the Company will be able to successfully consummate the transaction as currently contemplated under the merger agreement or at all. If the transaction is not consummated:
•	The Company will remain liable for significant transaction costs, including legal, accounting and other costs relating to the merger;
•	Under some circumstances, the Company may have to pay a termination fee to United Online in the amount of $11.75 million or United Online’s expenses incurred in connection with the transaction up to $3.75 million;
•	The attention of the Company’s management and employees may be diverted from day-to-day operations;
•	The Company’s ability to attract new employees and retain existing employees may be harmed by uncertainties associated with the merger; and
•	United Online may not realize any or all of the potential benefits of the merger, including any synergies that could result from combining the financial and proprietary resources of the Company and United Online.
The occurrence of any of these events individually or in combination could have a material adverse affect on the Company’s results of operations and stock price.
Since the merger agreement contemplates a fixed exchange ratio, changes in the market price of United Online common stock could adversely affect the value of United Online common stock to be received by the Company’s stockholders in the merger.
     Under the terms of the merger agreement, each outstanding share of the Company’s common stock will be converted into the right to receive 0.4087 shares of United Online common stock, cash consideration of $7.34, and $3.31 principal amount of United 13% senior secured notes due 2013, subject to United Online’s ability to increase the cash consideration by $2.81 to $10.15 in full substitution of the senior secured notes. Because the merger agreement contemplates a fixed exchange ratio, changes in the stock price of United Online common stock in the period leading up to the time the transaction is consummated could adversely affect the value of the United Online common stock to be received by the Company’s stockholders upon consummation of the merger.
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

FTD Group, Inc.
Date: May 7, 2008	By:	/S/ BECKY A. SHEEHAN
Becky A. Sheehan
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.